Form 10QSB
period 2005-06-30
Nascent Wine Company, Inc.
filed 2005-08-11
CIK 1310213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-120949

NASCENT WINE COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	82-0576512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1052 Las Palmas Entrada Henderson, Nevada	89012
(Address of principal executive offices)	(Zip Code)

(702) 580-8565
(Registrant's telephone number, including area code)

5440 West Sahara Avenue, Suite 202 Las Vegas, Nevada 89146
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,500,000

NASCENT WINE COMPANY, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes that are included in the Company's Registration Statement on Form SB-2/A previously filed with the Commission on May 31, 2005, and subsequent amendments made thereto.

Nascent Wine Company, Inc.

(a Development Stage Enterprise)

Balance Sheets

	June 30,
	2005	2004
ASSETS

Current assets:

Cash and cash equivalents	$ 540	$ 110

Total current assets	540	110

Property and equipment, net	40	469

Total assets	580	579

LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' equity:

Preferred stock, $0.001 par value, 5,000,000 shares authorized
no shares issued and outstanding	---	---
Common stock, $0.001 par value, 70,000,000 shares authorized
3,500,000 shares issued and outstanding	3,500	3,500
Additional paid-in capital	10,103	103
Deficit accumulated during development stage	(13,023)	(3,025)

Total stockholders' equity	580	578

Total liabilities and stockholders' equity	$ 580	$ 578

See accountant's review report

The accompanying notes are an integral part of these financial statements.

Nascent Wine Company, Inc.

(a Development Stage Enterprise)

Statements of Operations

	For the three months		For the six month		December 10, 2002
	periods ended		periods ended		(Inception) to
	2005	2004	2005	2004	June 30, 2005

Revenue	$ ---	$ ---	$ ---	$ ---	$ ---

Operating expenses:
General and administrative expenses	3,765	---	6,465	---	11,952
Depreciation expense	107	107	214	214	1,071

Total operating expenses	3,872	107	6,679	214	13,023

Loss from operations	(3,872)	(107)	(6,679)	(214)	(13,023)

Net loss	$ (3,872)	$ (107)	$ (6,679)	$ (214)	$ (13,023)

Weighted average number of
common shares outstanding
basic and fully diluted	3,500,000	3,500,000	3,500,000	3,500,000

Net (loss) per share - basic and fully
diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accountant's review report

The accompanying notes are an integral part of these financial statements.

Nascent Wine Company, Inc.

(a Development Stage Enterprise)

Statements of Cash Flows

	For the three month		For the six month		December 10, 2002
	periods ended		periods ended		(inception) to
	2005	2004	2005	2004	June 30, 2005
Cash flows from operating activities

Net loss	$ (3,872)	$ (107)	$ (6,679)	$ (214)	$ (13,023)

Adjustment to reconcile net loss to net cash
used for operating activities:
Shares issued for expenses	---	---	---	---	492
Depreciation	107	107	214	214	1,071

Net cash used for operating activities	(3,765)	---	(6,465)	---	(11,460)

Cash flows from financing activities
Issuances of common stock	---	---	---	---	2,000
Donated capital	---	---	---	---	10,000

Net cash provided by financing activities	---	---	---	---	12,000

Net increase in cash and equivalents	(3,765)	---	(6,465)	---	540

Cash and equivalents - Beginning	4,305	110	7,005	110	---

Cash and equivalents - Ending	$ 540	$ 110	$ 540	$ 110	$ 540

See accountant's review report

The accompanying notes are an integral part of these financial statements.

Nascent Wine Company, Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

June 30, 2005

Note A - Company overview and summary of significant accounting policies

Company overview

The Company was incorporated under the laws of the State of Nevada, on December 31, 2002 (Date of inception).  The Company has had minimal operations and in accordance with SFAS #7, the Company is considered a development stage company.

The Company brokers the sale of alcohol-based products.

Basis of preparation of financial statements

The accompanying financial statements are prepared in accordance with U.S. generally accepted accounting standards (GAAP).  The financial statements have been prepared assuming that the Company will continue as a going concern.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets, and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the audit period.  Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with a remaining maturity at the date of purchase / investment of three months or less to be cash equivalents.  Cash and cash equivalents consist of funds held in a bank demand account.

Revenue recognition

The Company reports revenue using the accrual method, in which revenues are recorded as services are rendered or as products are delivered and billings are generated.

Advertising costs

The Company expenses advertising expenses as incurred.  There were no advertising costs included in selling, general and administrative costs for the period December 10, 2002 (date of inception) through June 30, 2005.

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5) "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred.

Nascent Wine Company, Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

June 30, 2005

Taxes on Income

The Company follows Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" (SFAS No. 109) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the differences between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expense or benefit is based on the change in the asset or liability each period.  If available evidence suggests that is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax asset to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Stock - based compensation

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternate of SFAS No. 123, "Accounting for Stock-Based Compensation."  Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Note B - Development Stage Operations

The Company is authorized to issue 70,000,000 shares of common stock at $.001 par value, and 5,000,000 shares of preferred stock at $.001 par value.

Note C - Segmented Information

Management has determined that, as of June 30, 2005, the Company operates in one dominant industry segment.  Additional segment disclosure requirements will be evaluated as it expands its operations.

Note D - Earnings per share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.

Nascent Wine Company, Inc.

(a Development Stage Enterprises)

Notes to Financial Statements

June 30, 2005

Note E - Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and it has generated no revenues.   The Company is currently seeking to raise additional capital through the issuance of debt or equity securities.  If the financing does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve month period.  Without realization of additional capital, it would be unlikely for the Company to continue be as a going concern.

Note F - Year-end

The Company has adopted December 31, as its fiscal year end.

Note G - Property and Equipment

Property and equipment consists of the following at June 30, 2005:

Equipment	$ 1,111

Accumulated depreciation	1,071

$ 40

Note H - Income Taxes

For the years ended December 31, 2004, 2003 and 2002, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At December 31, 2004, the Company had approximately $6,300 of federal and state net operating losses.  The net operating loss carry forwards, if not utilized, will begin to expire in 2022.

Note I - Stockholders' Equity

On December 11, 2002, the Company issued 400,000 shares of its $.001 par value common stock to its sole officer and director in exchange for expenses paid for on behalf of the Company of $492.

On December 18, 2002, the company issued 2,000,000 shares of its $.001 par value common stock in exchange for cash of $2,000 to its sole officer and director.

On December 31, 2002, the Company issued 1,10,000 shares of its $.001 par value common stock in exchange for fixed assets of $1,111 to its sole officer and director.

As of June 30, 2005, there have been no further issuance of common and/or preferred stock.

As of June 30, 2005, there were no warrants or options outstanding to acquire any additional shares of common stock.

Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Nascent Wine Company, Inc.'s business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Nascent's actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management's Discussion and Plan of Operation

We were incorporated on December 10, 2002.  We are a startup and have not yet realized any revenues, while incurring $13,023 in total expenses.  This resulted in a net loss of $13,023 since our inception, which is attributable to general and administrative expenses and depreciation expense.  Our efforts, to date, have focused primarily on the development and implementation of our business plan.  No development-related expenses have been or will be paid to our affiliates.

Since our incorporation, we have financed our operations through issuances of our common equity.  On December 11, 2002, we paid for expenses in the amount of $492 with common stock in lieu of cash in the amount of 400,000 shares.  On December 18, 2002, we issued 2,000,000 shares of our common stock to our founding shareholder in exchange for cash of $2,000.  On December 31, 2002, we issued 1,100,000 shares of our common stock in exchange for fixed assets valued at $1,111 from Patrick Deparini, which include computer and office equipment.  All shares were issued to Mr. Deparini, our sole officer, director, employee and shareholder.  Additionally, on November 3, 2004, our officer and director contributed cash in the amount of $10,000, which is considered additional paid-in capital.

Our sole officer and director believes that our cash on hand as of June 30, 2005 in the amount of $540 is insufficient to maintain our current level of operations for the next approximately 12 months.  As a result, we have registered up to 2,500,000 shares of our common stock to be sold at a price of $0.03 per share for aggregate proceeds of $75,000.  In the event we raise at least the minimum of $24,000 being sought in this offering, we expect to be able to continue our business for at least the next 12 months.  It is hoped that we will begin to generate revenues within the first nine months after raising the minimum offering proceeds.  Our ability to commence operations is entirely dependent upon the proceeds to be raised in this offering.  Depending on the outcome of this offering we plan to choose one of the following courses:

Plan 1: Minimum offering.  If we raise only the minimum of $24,000 in this offering, we will immediately begin to research wineries we believe are small boutique wineries without representation in the State of Nevada.  This entails, without limitation, reading trade publications, scouring the Internet and contacting individuals in the wine industry.  In order to execute this activity, we plan to use approximately $500 to $1,000 of the $3,150 allocated toward working capital.  The remainder will be held in reserve to cover any unforeseen costs and opportunities.

Our management believes that to generate market awareness of our company and mission, we must initiate and foster relationships throughout the industry.  We will thus allocate $9,000 from the minimum offering toward sales and marketing efforts.  Our sales and marketing efforts are expected to include, without limitation, publication of literature and materials regarding our purpose, as well as travel to visit with winery owners and winemakers, as well as retail customers, to market our services and products.

Office supplies are expected to be $1,000 and consist of packing materials, protective bottle and glass carriers, as well as miscellaneous supplies.

We have budgeted $1,000 for office equipment and furniture, which is expected to consist of a desk, office chair and storage cabinet.

We believe we will be able to execute our business plan adequately and operate as a going concern if the minimum proceeds of this offering are realized.  We do not, however, expect to generate revenue in the first six to 12 months of operations from the date the first funds are received from escrow.

Plan 2: 75% of the maximum offering.  In the event we raise 75% of the maximum offering, our management will supplement our activities addressed in Plan 1, which is delineated above.  We do not believe we will generate revenues in the first six to 12 months of operation from the date the first funds are received from escrow.  We expect to continue to act as a wine broker and boost our brand image and increase our presence in the market by comparatively allocating greater resources to sales and marketing efforts, in the amount of $18,000.

Although working capital increases under this scenario to $11,400, we do not anticipate that the costs of researching our specific target clients will increase materially.  Thus, the difference will be held in reserve for potential unanticipated expenses and/or opportunities.  In the event sufficient sales are not generated in the first six to 12 months, our growth could be slower than anticipated.

Under this scenario, we plan to employ a sales representative.  This representative will be paid a base salary of $12,000 and will earn commissions on each sale.

We intend to increase our allocation toward office supplies, which, as stated in Plan 1, consists of packing materials, protective bottle and glass carriers, as well as miscellaneous supplies.  We do not believe these expenditures will increase over the $1,000 we budgeted for given a minimum offering.  The increase in the amount we allotted is to be held in reserve to meet any unexpected increase in these expenditures.

Additionally, we have increased our budget for office equipment and furniture to $3,000.  However, we do not believe these expenditures will increase materially over the $1,000 we budgeted for given a minimum offering.  The increase in the amount we allotted is to be held in reserve to meet any unexpected increase in these expenditures.

Plan 3: Maximum offering.  In the event we raise the maximum of $75,000, we do not expect to generate revenue in the first six to 12 months of operation from the date the first funds are received from escrow.  Under Plan 3, management will supplement the activities addressed in Plan 2, delineated above.  Working capital increases to $15,150, although we continue to believe that the costs of researching our specific target clients will not increase.  Thus, the difference will again be held in reserve for potential unanticipated expenses and/or opportunities.

We expect to continue to act as a wine broker and boost our brand image and increase our presence in the market by comparatively allocating greater resources to sales and marketing efforts, in the amount of $21,000.

In addition, if the maximum proceeds are raised in this offering, we plan to seek a salaried sales representative.  This representative will be paid a base salary of $24,000 and will earn commissions on each sale.  This funding level should be more than sufficient to fully execute our business plan and growth strategy.  However, there is no guarantee that we will earn any revenues to support our operations.

Regardless of the ultimate outcome and subsequent plan to be implemented, we have budgeted for certain expenditures that we expect to remain constant.  We expect accounting fees to be $4,800 for the full year 2005, which includes reviewed financial statements for quarterly reports and audited financial statements for the year ended December 31, 2005.  All statements are to be filed in applicable periodic reports with the SEC in accordance with Item 310 of Regulation S-B.  Legal and professional fees are expected to aggregate $2,250, and are expected to consist mainly of legal fees, as well as ongoing Edgar conversion costs and various other professional services performed in relation to the anticipated ongoing reporting requirements of a public reporting company.  All use of proceeds figures represent our management's best estimates and are not expected to vary significantly.

Our ability to commence operations is entirely dependent upon the proceeds to be raised in the offering described heretofore.  If we do not raise at least the minimum offering amount of $24,000, we will be unable to establish a base of operations, without which we will be unable to begin to generate any revenues.  The realization of sales revenues in the next 12 months is important for our plan of operations.  However, we cannot guarantee that we will generate such growth.  If we do not produce sufficient cash flow to support our operations over the next 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to stay in business.

We have not commenced our planned principal operations.  Presently, we are attempting to foster relationships with suppliers and retailers.  Our goal is to foster brokerage relationships with at least 10 wineries in the next 12 months.  No agreements have been entered into or formalized regarding the distribution of wine between suppliers and retailers.  We cannot assure you that we will be able to enter into any relationships with suppliers or that retailers will purchase products from the wineries we may represent.

Our goal is to bring access to regional boutique wines to consumers in Nevada.  Below is an illustration of the elements of our business plan that constitute top priorities.  Each material event or milestone listed below will be required until revenues are generated.

1.

Researching and strategically targeting specific wineries that we care able to market our services to.  We expect to use a portion of the funds allocated toward working capital to engage in this activity.

2.

Establish relationships with wineries producing less than approximately 10,000 cases of wine per year through visits with winery owners and winemakers.  Part of the funds set aside for sales and marketing activities are expected to be utilized.

3.

Establish relationships with distributors in Nevada to import and deliver the wines we expect to represent.  Our sales and marketing budget is expected to employ for the advancement of this milestone.

Our management does not expect to incur research and development costs.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our director.  Additionally, we believe that this fact shall not materially change.

We have no plans to seek a business combination with another entity in the foreseeable future.

Our management does not anticipate the need to hire additional employees over the next 12 months.  Currently, we believe the services provided by our officer and director appears sufficient at this time.  We believe that our operations are currently on a small scale that is manageable by one individual.  However, in the event 75% of the maximum offering is achieved, as delineated above, we plan to employ a sales representative for a base salary and the ability to earn commissions on sales.  In the event the minimum offering is raised, we intend to contract sales representatives on an independent contractor basis.  Thus, unless 75% of the maximum offering proceeds are realized, sales representatives are not intended to be employees of our company.  However, there can be no assurance that we will be able to attract sales representatives on either an independent or salaried basis.

Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our sole officer and director, who serves as our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our sole officer and director, acting as our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are ineffective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation filed on December 10, 2002 *

(b) By-Laws adopted on December 12, 2002*

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference herein filed as exhibits the Company's Form SB-2 Registration Statement filed on December 2, 2004

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NASCENT WINE COMPANY, INC.
(Registrant)

Signature	Title	Date

/s/ Patrick Deparini	President and	August 10, 2005
Patrick Deparini	Chief Executive Officer

/s/ Patrick Deparini	Chief Financial Officer	August 10, 2005
Patrick Deparini

/s/ Patrick Deparini	Chief Accounting Officer	August 10, 2005
Patrick Deparini