Form 10QSB
period 2005-09-30
Nascent Wine Company, Inc.
filed 2005-10-24
CIK 1310213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005

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

Yes [X] No [   ]

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

NASCENT WINE COMPANY, INC.

(A Development Stage Company)

Table of Contents

Page

Unaudited Financial Statements	3
Balance Sheet	4
Statements of Operations	5
Statements of Cash Flows	6
Notes	7
Notes	8
Notes	9
Management's Discussion and Plan of Operation	10
Controls and Procedures	13
PART II - OTHER INFORMATION	14
Exhibits and Reports on Form 8-K	14
SIGNATURES	15

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

Nascent Wine Company, Inc.

(a Development Stage Enterprise)

Balance Sheets

	September 30,
	2005	2004
ASSETS

Current assets:

Cash and cash equivalents	$ 435	$ 105

Total current assets	435	105

Property and equipment, net	27	362

Total assets	462	467

LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' equity:

Preferred stock, $0.001 par value, 5,000,000 shares authorized
no shares issued and outstanding	---	---
Common stock, $0.001 par value, 70,000,000 shares authorized
3,500,000 shares issued and outstanding	3,500	3,500
Additional paid-in capital	10,403	103
Deficit accumulated during development stage	(13,441)	(3,136)

Total stockholders' equity	462	467

Total liabilities and stockholders' equity	$ 462	$ 467

The accompanying notes are an integral part of these financial statements.

Nascent Wine Company, Inc.

(a Development Stage Enterprise)

Statements of Operations

	For the three months		For the nine month		December 10, 2002
	periods ended		periods ended		(Inception) to
	2005	2004	2005	2004	September 30, 2005

Revenues	$ ---	$ ---	$ ---	$ ---	$ ---

Operating expenses:
General and administrative expenses	405	5	6,869	5	12,357
Depreciation expense	13	107	228	321	1,084

Total operating expenses	418	112	7,097	326	13,441

Loss from operations	(418)	(112)	(7,097)	(326)	(13,441)

Net loss	$ (418)	$ (112)	$ (7,097)	$ (326)	$ (13,441)

Weighted average number of
common shares outstanding
basic and fully diluted	3,500,000	3,500,000	3,500,000	3,500,000

Net (loss) per share - basic and fully
diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Nascent Wine Company, Inc.

(a Development Stage Enterprise)

Statements of Cash Flows

	For the three month		For the nine month		December 10, 2002
	periods ended		periods ended		(inception) to
	2005	2004	2005	2004	September 30, 2005
Cash flows from operating activities

Net loss	$ (418)	$ (112)	$ (7,097)	$ (326)	$ (13,441)

Adjustment to reconcile net loss to net cash
used for operating activities:
Shares issued for expenses	---	---	---	---	492
Depreciation	13	107	228	321	1,084

Net cash used for operating activities	(405)	(5)	(6,869)	(5)	(11,865)

Cash flows from financing activities
Issuances of common stock	---	---	---	---	2,000
Donated capital	300	---	300	---	10,300

Net cash provided by financing activities	300	---	300	---	12,300

Net increase in cash and equivalents	(105)	(5)	(6,569)	(5)	435

Cash and equivalents - Beginning	540	110	7,005	110	---

Cash and equivalents - Ending	$ 435	$ 105	$ 435	$ 105	$ 435

The accompanying notes are an integral part of these financial statements.

Nascent Wine Company, Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

September 30, 2005

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

Advertising costs

The Company expenses advertising expenses as incurred.  There were no advertising costs included in selling, general and administrative costs for the period December 10, 2002 (date of inception) through September 30, 2005.

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

Note C - Segmented Information

Management has determined that, as of September 30, 2005, the Company operates in one dominant industry segment.  Additional segment disclosure requirements will be evaluated as it expands its operations.

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

Note F - Year-end

The Company has adopted December 31, as its fiscal year end.

Note G - Property and Equipment

Property and equipment consists of the following at September 30, 2005:

Equipment	$ 1,111

Accumulated depreciation	1,084

$ 27

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

On August 15, 2005, the sole officer and director of the company donated $300 in cash, which is considered additional paid-in capital.

As of September 30, 2005, there have been no further issuance of common and/or preferred stock.

As of September 30, 2005, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

Management's Discussion and Plan of Operation

We were incorporated on December 10, 2002.  We are a startup and have not yet realized any revenues, while incurring $13,441 in total expenses.  This resulted in a net loss of $13,441 since our inception, which is attributable to general and administrative expenses and depreciation expense.  Our efforts, to date, have focused primarily on the development and implementation of our business plan.  No development-related expenses have been or will be paid to our affiliates.

Since our incorporation, we have financed our operations through issuances of our common equity.  On December 11, 2002, we paid for expenses in the amount of $492 with common stock in lieu of cash in the amount of 400,000 shares.  On December 18, 2002, we issued 2,000,000 shares of our common stock to our founding shareholder in exchange for cash of $2,000.  On December 31, 2002, we issued 1,100,000 shares of our common stock in exchange for fixed assets valued at $1,111 from Patrick Deparini, which include computer and office equipment.  All shares were issued to Mr. Deparini, our sole officer, director, employee and shareholder.  On November 3, 2004, our officer and director contributed cash in the amount of $10,000, which is considered additional paid-in capital.  Additionally, on August 15, 2005, Mr. Deparini contributed an additional $300 in cash, which is considered additional paid-in capital.

Our sole officer and director believes that our cash on hand as of June 30, 2005 in the amount of $435 is insufficient to maintain our current level of operations for the next approximately 12 months.  As a result, we have registered up to 2,500,000 shares of our common stock to be sold at a price of $0.03 per share for aggregate proceeds of $75,000.  In the event we raise at least the minimum of $24,000 being sought in this offering, we expect to be able to continue our business for at least the next 12 months.  It is hoped that we will begin to generate revenues within the first nine months after raising the minimum offering proceeds.  Our ability to commence operations is entirely dependent upon the proceeds to be raised in this offering.  Depending on the outcome of this offering we plan to choose one of the following courses:

Plan 1: Minimum offering.  If we raise only the minimum of $24,000 in this offering, we will immediately begin to research wineries we believe are small boutique wineries without representation in the State of Nevada.  This entails, without limitation, reading trade publications, scouring the Internet and contacting individuals in the wine industry. In order to execute this activity, we plan to use approximately $500 of the $650 allocated toward working capital.  The remainder will be held in reserve to cover any unforeseen costs and opportunities.

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

Although working capital increases under this scenario to $8,900, we do not anticipate that the costs of researching our specific target clients will increase materially.  Thus, the difference will be held in reserve for potential unanticipated expenses and/or opportunities.  In the event sufficient sales are not generated in the first six to 12 months, our growth could be slower than anticipated.

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

Plan 3: Maximum offering.  In the event we raise the maximum of $75,000, we do not expect to generate revenue in the first six to 12 months of operation from the date the first funds are received from escrow.  Under Plan 3, management will supplement the activities addressed in Plan 2, delineated above.  Working capital increases to $12,650, although we continue to believe that the costs of researching our specific target clients will not increase. Thus, the difference will again be held in reserve for potential unanticipated expenses and/or opportunities.

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

NASCENT WINE COMPANY, INC.
(Registrant)

Signature	Title	Date

/s/ Patrick Deparini	President and	October 21, 2005
Patrick Deparini	Chief Executive Officer

/s/ Patrick Deparini	Chief Financial Officer	October 21, 2005
Patrick Deparini

/s/ Patrick Deparini	Chief Accounting Officer	October 21, 2005
Patrick Deparini