Form 10KSB
period 2005-12-31
Nascent Wine Company, Inc.
filed 2006-03-30
CIK 1310213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number 333-120949

NASCENT WINE COMPANY, INC.
(Name of small business issuer in its charter)

Nevada	82-0576512
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1052 Las Palmas Entrada Henderson, Nevada	89012
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (702) 580-8565

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐

The issuer’s revenue for its most recent fiscal year was $1,400.

The Company’s common stock is listed on the Over-the-Counter Bulletin Board under the stock ticker symbol “NSCW.” The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $24,851 as of December 31, 2005.

The number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2005 was 4,328,400.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, NSCW’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

ITEM 1. DESCRIPTION OF BUSINESS

Business Development and Summary

We were incorporated in the State of Nevada on December 10, 2002. We are a development stage company with limited operations. In our initial operating period from inception to December 31, 2005, we generated revenues of $1,400, while incurring $20,336 in aggregate expenses. This resulted in a cumulative net loss of $20,036 for the period. The cumulative net loss was attributable to general and administrative expenses related to the costs of start-up operations and depreciation expense. No development related expenses have been or will be paid to our affiliates.

Since our inception, our efforts have focused primarily on the execution of our business plan, which include the following activities:

1.	Formation of the company and obtaining start-up capital;
2.	Obtaining capital through sales of our common stock;
3.	Developing our corporate hierarchy, including naming directors to our board, appointing our executive officers and setting forth a business plan;
4.	Contacting suppliers and manufacturers of wine and wine-related items; and
5.	Accumulating an inventory of salable wine-related merchandise.

Our administrative office is located at 1052 Las Palmas Entrada, Henderson, Nevada 89012, telephone (702) 580-8565.

NSCW’s fiscal year end is December 31.

Business of Issuer

Principal Products and Services and Principal Markets

Our primary goal is to act as a broker in the distribution of limited-production wines in the State of Nevada. We intend to focus our efforts on “boutique” wineries, which each typically produce less than an aggregate of

10,000 12-bottle cases per annum, located in the states of California, Oregon and Washington. Generally, boutique producers are unable to secure inter-state distribution relationships due to a lack of brand awareness outside of their regional market. Many of these wineries rely on word-of-mouth referrals, visitors in their tasting rooms or on reviews and articles published in periodicals and on their own web sites. Wholesalers, whose individual portfolios may consist of over 4,000 different wines, are typically focused on marketing wineries with an established brand name, which reduces the effort required to sell the wines, thus overlooking smaller producers. Essentially, these large wholesalers are supplying existing demand. In addition, large wholesalers also carry hundreds of brands of beers, spirits and non-alcoholic beverages, which make it difficult for large wholesales to devote the time and attention necessary to build a market for boutique wineries.

Conversely, we intend to create brand awareness for boutique wineries and generate demand by directing our efforts on a focused portfolio of between 10-20 wineries in the next 12 months. We will not maintain any inventory of products containing alcohol. Instead, we will function as a broker to connect suppliers with importers and retail outlets. Furthermore, we intend to dedicate our attention and resources only to wine products rather than a vast portfolio of beer, spirits and non-alcoholic beverages.

During the fourth quarter of 2005, we expanded our operations to encompass retail sales of wine-related merchandise. We believe that selling items such as corkscrews, stemware and wine storage units to consumers complements our business-to-business wine brokering strategy.

Distribution Methods of the Services and Products

Brokering wine sales involves entering into relationships with licensed wholesalers, whereby they import, store and provide back-office support such as excise tax collection and payment. We are unable to lawfully maintain an inventory of alcohol-related products. Our role in these transactions will be to pair retailers with suppliers. Once we have pre-arranged a sale between a supplier and a retailer, our management will contact an importer/wholesaler to commence the movement of merchandise from the supplier. Wholesalers will be expected to purchase wines from the supplier, take physical possession of the product and then deliver the inventory to the retailer to consummate the sale. No suppliers or wholesalers have been formally approached by us or our management to enter into distribution relationships with us. Thus, there can be no assurance that any supplier will agree to be represented by us or that any wholesaler will transport and distribute products we intend to import.

We seek to act as the field marketing and merchandising arm of our suppliers by maintaining regular contact with suppliers, importers, distributors and retailers. Our marketing and sales activities will be implemented by our officers, directors and any sales representatives we may engage. We do not have any sales representatives working for us at this time.

We expect to earn a percentage of the wholesaler’s gross profit, depending upon terms to be negotiated with the importer/distributor. We have not identified or entered into any brokerage arrangements and there can be no assurance that we will be able to do so. In addition, as a broker, we will not be able to secure formal and legally-binding exclusive distribution relationships with suppliers with which we do business. As a result, if a brokerage relationship with a licensed wholesaler is severed, we may not be able to entice suppliers to continue to utilize our services.

Industry Background and Competition

The beverage alcohol industry in the United States consists of three major product categories: wine, beer and distilled spirits. Since the repeal of Prohibition in 1933, the sale of spirits, wine and beer has been regulated by federal and state governments. In most states, the alcohol-based beverage industry operates within what is commonly referred to as a “three-tier system” of distribution. The three tiers are identified as follows:

1.	Tier one is comprised of suppliers, which produce alcohol-based beverages and/or importers of alcohol-based beverages;
2.	Tier two is comprised of distributors; and

3.	Tier three is comprised of retail licensees, including restaurants, bars and liquor stores.

Given the three-tier regulatory structure, the wine and spirits distribution industry varies greatly from distribution businesses serving other industries, such as food, drugs, non-alcohol-based beverages and paper products. Margins in these other industries are often much lower, as suppliers can compete with, through vertical integration, or bypass distributors. The three-tier regulatory framework established by federal and state law generally prohibits vertical integration by suppliers and retailers and thereby enhances the stability of the wine distribution industry.

The wine and spirits wholesale distribution business is highly competitive. There are significant barriers to entry, which, without limitation, include:

1.

Established supplier-distributor relationships – We do not intend to compete for suppliers that are already represented by wholesales in the territories we seek to operate in. However, as we establish a base of operations and rapport in the industry, we may attempt to coax suppliers from their present relationships to enter into distribution agreements with us.

2.

Specialized distribution equipment –Management believes that our focus as a broker in wine transactions, rather than as a full-fledged importer/distributor, will not require us to move inventory with forklifts and large delivery trucks. We will rely upon the equipment owned by the wholesalers through whom we will distribute products.

We expect to operate as a broker in the sale of wine rather than as a traditional wholesaler or importer. In the State of Nevada, there are approximately 38 licensed wholesalers and importers of wine products. However, we are unaware of any other company in the United States following a business model that is materially similar to ours.

Our portfolio of alcohol products will compete with other alcoholic and non-alcoholic beverages for consumer purchases, as well as shelf space in retail stores, a presence in restaurants and marketing focus by such retailers and restaurants. We believe that our future growth depends on the effectiveness of initial marketing and distribution efforts, as well as the quality of the offerings from our portfolio of producers.

Principal Suppliers

We have identified and entered into distribution relationships with two suppliers of wine-related merchandise:

Easi France
221D Route du Bouleau
69126 Brindas
France

IWA Wholesale Express
21 West 38th Street
New York, New York 10018

We established a wholesale account with Easi France, the manufacturer of Chateau Laguiole corkscrews and cutlery. Under this arrangement, we are able to purchase Chateau Laguiole corkscrews at wholesale prices on a purchase order basis. As we require merchandise, we place a one-time order without any future purchase obligation.

We have also established a wholesale account with IWA Wholesale Express, the wholesale arm of International Wine Accessories, Inc. IWA sells a variety of wine-related merchandise, ranging from cleaning supplies and decorative items to stemware and wine storage solutions. Our arrangement with IWA allows us to order products as needed without future purchase obligation.

Dependence on One or A Few Major Customers

While we believe that our operations will rely heavily upon long-term relationships, we have not entered into any such relationships with any customers.

Need For Government Approval

The manufacturing, importation, distribution and sale of alcohol-based beverages is subject to regulation by the federal government through the Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms, as well as by state and local regulatory agencies. Suppliers, distributors and customers must be properly licensed in order to sell alcohol-based beverages. In light of the fact that we intend to broker transactions between wineries and retail outlets and are unable to lawfully maintain an inventory of alcohol products, our management does not believe our operations are subject to regulatory approval.

Effect Of Existing Or Probable Government Regulations

Under the three-tier system, suppliers sell to distributors, distributors sell to retailers and retailers sell to consumers. In the State of Nevada, suppliers seeking to sell their wines interstate must sell their wines to an importer licensed in Nevada. Importers may be individually licensed as such, or may be dually licensed as both an importer and distributor. Importers are required to purchase liquor only from the supplier of that product. Importers in the State of Nevada are allowed to hold wholesale distribution licenses. However, wholesalers that are not importers must purchase alcohol-based products from an importer or from another wholesaler. Retailers must purchase liquor from a state-licensed wholesaler. Suppliers may not sell to retailers or consumers and distributors may not sell directly to consumers. The State of Nevada prohibits distributors from having an interest in retail licensees.

As a broker in the sale of wine, we will attempt to pair suppliers with retailers through personal contact. We intend to broker transactions involving alcohol-related products and will not maintain an inventory of any such product, because to do so would require us to be licensed as an importer/wholesaler. We will not purchase, or in any means acquire, alcohol-based beverages with the intent to resell them. If we were to purchase said beverages with a purpose to resell those beverages, we would be considered to be an importer/wholesaler and would thus be in violation of federal and Nevada law. We will not act as in importer, wholesaler or retailer of alcohol products. Our management has been advised by legal counsel that laws governing the sale of wine do not apply directly to us since we will never be in physical possession of any alcohol-related inventory. However, there can be no assurance that the various governmental regulations applicable to the alcohol-based beverage industry will not change and become more stringent to adopt laws that may directly regulate brokers such as us.

Number of total employees and number of full time employees

We are currently in the development stage. During the development stage, we plan to rely exclusively on the services of Patrick Deparini, our sole officer, director and employee, to set up our business operations. We believe that our operations are currently manageable by one individual. There are no other full- or part-time employees.

Reports to Security Holders

1.	We will furnish our shareholders with audited annual financial reports certified by NSCW’s independent registered public accountants.

2.

We will file periodic and current reports, which are required in accordance with Section 15(d) of the Securities Act of 1933, with the Securities and Exchange Commission to maintain the fully reporting status.

3.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002. The public may obtain information on the operation of the

Public Reference Room by calling the SEC at 1-800-SEC-0330. Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

Risk Factors

Our sole officer and director works for us on a part-time basis and has no experience in the wine brokering business nor managing a public company. As a result, we may be unable to successfully operate our business and manage our public reporting requirements.

Our operations depend on the efforts of Patrick Deparini, our sole officer, director and employee. Mr. Deparini has no specific experience in the business of alcohol distribution. Additionally, Mr. Deparini has no experience related to public company management, nor as a principal accounting officer. Because of this, Mr. Deparini may be unable to successfully operate our business and manage our public reporting requirements. We cannot guarantee you that we will overcome any such obstacle.

Mr. Deparini is involved in other business opportunities and may face a conflict in selecting between Nascent Wine Company and his other business interests. We have not formulated a policy for the resolution of such conflicts. If we lose Mr. Deparini to other pursuits without a sufficient warning we may, consequently, go out of business.

Control by current management may impede the ability of minority shareholders to exercise control over NSCW.

Currently, our president and CEO directly owns or controls approximately 3,500,000 shares of common stock in NSCW, which is 80.86% of the common stock outstanding. As a result, our president and CEO could exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership limits the power to exercise control by the minority shareholders.

Investors may lose their entire investment if we fail in pursuit of our planned principal operations.

As a development-stage company, we expect to face substantial risks, uncertainties, expenses and difficulties. Although we have endeavored to execute our business plan, we have limited operations and have minimal demonstrable operations. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. We cannot guarantee that we will be successful in accomplishing our objectives.

We may not be able to generate revenues as a wine broker.

Under any brokerage agreement, we will be entirely dependent upon wholesalers with whom we have entered into brokering relationships. We expect to earn revenues from brokering transactions to be calculated as a percentage of a wholesaler’s gross profit, depending upon the terms negotiated with the wholesaler. In the event a wholesaler is financially unable to satisfy his or her obligations to us, we will not collect any fees. Additionally, the cost of goods related to the transaction we broker will directly affect the amount we are able to realize as revenues. We have not identified or entered into any brokerage arrangements and we cannot guarantee you that we will be able to do so. If we are unable to enter into such relationships, we will be unable to generate any revenues.

As a broker, we will not be able to secure formal and legally-binding exclusive distribution relationships with suppliers that we do business with. As a result, if a brokerage relationship with a licensed wholesaler is terminated, we may not be able to entice suppliers to continue to utilize our services either as a broker or licensed importer/wholesaler.

Competitors with more resources may force us out of business.

The wine and spirits wholesale distribution industry is highly competitive. Approximately 85% of all alcoholic beverages sold in Southern Nevada are cleared through two companies, Southern Wine and Sprits and

Deluca Liquor and Wine. Additionally, there are approximately 36 other importers and wholesalers in the State of Nevada. Our competitors are significantly larger and have substantially greater financial, distribution, marketing and other resources and have achieved recognition for their brands and for their portfolios of wine. Competition by existing and future competitors could result in an inability to secure supplier, wholesaler and retailer relationships. We cannot assure you that we will be able to compete successfully against present or future competitors or that competitive pressures we may face will not force us to cease our operations.

Our independent public registered public accountants have expressed substantial doubt about our company’s ability to continue as a going concern.

As of the date of this report, we have generated only minimal revenues. Taking these facts into account, our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern in their report to the financial statements included in this report. In addition, our lack of operating capital could negatively impact the value of our common shares and could result in the loss of your entire investment.

Taxation on alcohol-based beverages could have a negative impact on sales or profitability.

In the United States, the federal government and individual states impose excise taxes on beverage alcohol products in varying amounts, which have been subject to change. Federal excise taxes on still wines vary depending upon the alcohol content of the wine. The tax on wines containing less than 14% alcohol is currently $1.07 per gallon. Wines containing 14-21% alcohol are taxed at a rate of $1.57 per gallon and those with between 21-24% content alcohol are taxed at a rate of $3.15 per gallon. The State of Nevada currently imposes an excise tax rate of $0.70 per gallon of table wine.

The most recent increase in federal excise taxes occurred in 1996, when the rate for wines containing less than 14% alcohol was $0.17 per gallon, wines with 14-21% were taxed at a rate of $0.67 per gallon and wines with 21-24% alcohol cost $2.25 per gallon. Increases in excise taxes on beverage alcohol products, if enacted, could adversely affect our financial condition or results of operations. Our operations may be subject to increased taxation as compared with those of non-alcohol related businesses, which could negatively impact our sales and profitability.

Potential legislative initiatives could affect sales of alcohol products.

The alcohol-based beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related societal problems, including driving while intoxicated, underage drinking, alcoholism and health consequences from the abuse of alcohol. Legislation has been introduced in the United States Congress to adopt 0.08% as the national standard. This federal legislation was not enacted, but could be in the future. There has also been discussion at the federal and state levels about restricting or prohibiting print or electronic advertising or other promotional activities, including billboard advertising and other promotions which allegedly target youth as potential consumers of alcohol-based beverages. The passage of such legislation could reduce sales of alcohol-related beverages and thus sales of the products we seek to broker.

The increase in direct shipment programs could decrease our sales and profitability.

There is currently a government imposed three-tier structure mandating that products containing alcohol pass from supplier to importer/distributor to retailer, where the product may then be sold to a consumer. This system does not allow for deviation. In recent years, however, there has been growth in direct shipments by suppliers such as “wine-of-the-month” programs, Internet-based or toll free direct ordering systems or other direct marketing promotions or programs by wine producers. These direct sales programs threaten the three-tier regulatory structure currently in place by allowing suppliers or third party shippers to deal directly with consumers. Although many states have adopted legislation either prohibiting or more closely regulating direct shipments of alcohol-based beverages into those states, these direct marketing programs may lead to reduced consumer purchases from retailers. As our business relies upon such retailers, our sales may decrease as a result of these direct sales.

Potential class action litigation facing the alcohol industry could subject our suppliers to potential liability.

The alcohol-based beverage industry also faces the possibility of class action or other similar litigation alleging that the continued excessive use or abuse of alcohol-based beverages has caused death or serious health problems. It is also possible that federal or state governments could assert that the use of alcohol-based beverages has significantly increased that portion of health care costs paid for by the government. Litigation or assertions of this type have adversely affected companies in the tobacco industry. It is possible that our suppliers could be named in litigation of this type which could have a negative impact on their business. In turn, costs may increase to an unsustainable level and force our suppliers out of business. The loss of any supplier would reduce our revenue generating capabilities.

We will be dependent upon a limited number of suppliers and the loss of any supplier will negatively impact our revenues.

We expect the majority of our revenues to be derived from a limited number of suppliers. Our potential revenues could be negatively affected if we were to lose any suppliers. We cannot assure you that future acquisitions or mergers between suppliers will not affect our relationships with our suppliers. The acquisition or merger of one of our suppliers with another supplier who has a relationship with one or more of our competitors could result in the loss of that account. Competitors in other markets could also enter our markets through the acquisition of one or more distributors with the expectation that suppliers would terminate their relationship with us in order to further consolidate distributors or for other reasons. The loss of any supplier will reduce our ability to secure products for sale, thereby reducing our revenue generating capabilities.

Retailers may not purchase our products.

We intend to sell our products principally to retail outlets including specialty and package liquor stores, as well as restaurants. Distribution channels for beverage alcohol products have been characterized in recent years by rapid change, including consolidations of wholesalers and retailers. Liquor retailers will generally offer products which compete directly with our portfolio for shelf space and consumer purchases. Accordingly, there is a risk that these retailers may give higher priority to competing products. There can be no assurance that any retailers will purchase our products or provide our products with adequate levels of promotional support.

Changes in consumer preferences could reduce demand for our products.

Any change in the preferences for wine by consumers that we fail to anticipate could reduce the demand for the products that we intend to provide. Decisions about our potential supplier relationships will often be made in advance of sales to retailers. We have no existing of proposed relationships with suppliers. Failure to anticipate and respond to changes in consumer preferences and demands could lead to, among other things, customer dissatisfaction, failure to attract demand for our products, excess inventories and lower profit margins.

We may not be able to attain profitability without additional funding, which may be unavailable.

Nascent Wine Company has limited capital resources. To date, we have funded our operations from the sale of equity securities and have generated minimal cash from operations. Unless we begin to generate sufficient revenues from distributing wine and alcohol-related products to finance operations as a going concern, we may experience liquidity and solvency problems. Such liquidity and solvency problems may force us to go out of business if additional financing is not available. No alternative sources of funds are available to us.

Investors may have difficulty liquidating their investment because Nascent’s stock will be subject to penny stock regulation.

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks. The rules, in part, require broker/dealers to provide penny stock investors with increased risk disclosure documents and make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These heightened disclosure requirements may have the effect of reducing the number of broker/dealers willing to make a market in our shares, reducing the level of trading activity in any secondary market that may develop for our shares, and accordingly, customers in our securities may find it difficult to sell their securities, if at all.

Should a public trading market in the stock of NSCW fail to develop or be sustained, investors may lose their entire investment.

As of this date of this Annual Report, no public market for Nascent Wine Company, Inc.’s Common Stock has yet been established. The Company has been approved for listing on the OTC Bulletin Board under the symbol “NSCW” effective December 13, 2005. There can be no assurance that a meaningful trading market will subsequently develop. Should a viable public trading market in the stock of NSCW fail to develop, investors in our common stock may lose their entire investment. In addition, in the event that a viable public trading market for our common stock does develop, such trading, if and when transacted, may be subject to the low-priced security or so-called “penny stock” rules that impose additional sales practice requirements on broker-dealers who sell such securities. For any transaction involving a penny stock, the rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the customer’s account. As a result, characterization as a “penny stock” can adversely affect the market liquidity for the securities. Furthermore, the market price of our common stock, if and when traded, may be subject to significant fluctuations, and such fluctuations, as well as economic conditions generally, may adversely affect the market price of our securities.

A significant portion of our issued and outstanding common shares is restricted under Rule 144 of the Securities Act, as amended. When the restriction on these shares is lifted and the shares are sold in the open market, the price of our common stock could be adversely affected.

A majority of the presently outstanding shares of common stock, aggregating 3,500,000 shares of common stock, is considered “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144, as amended, is an exemption that generally provides that a person who has satisfied a one year holding period for such restricted securities may sell, within any three month period (provided we are current in our reporting obligations under the Exchange Act) subject to certain manner of resale provisions, an amount of restricted securities which does not exceed the greater of 1% of a company’s outstanding common stock or the average weekly trading volume in such securities during the four calendar weeks prior to such sale. We currently have one shareholder who owns all of the 3,500,000 restricted shares of common stock for which the one year holding period has expired. Thus, sales of shares by this individual, whether pursuant to Rule 144 or otherwise, may have an immediate negative effect upon the price of our common stock in any market that might develop.

ITEM 2. DESCRIPTION OF PROPERTY

We use an administrative office located at 1052 Las Palmas Entrada, Henderson, Nevada 89012. Patrick Deparini, our sole officer, director, employee and shareholder, is providing the use of conference space, mail acceptance and office space and services at no charge to us for an indefinite time period. There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

Our sole officer, director and employee has not been convicted in a criminal proceeding, exclusive of traffic violations.

Our sole officer, director and employee has not been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

Our sole officer, director and employee has not been convicted of violating a federal or state securities or commodities law.

There are no pending legal proceedings against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 10, 2005, holders of a majority of our common stock reappointed Patrick Deparini as a Director of NSCW.

On March 28, 2006, our Board of Directors approved, and holders of a majority of our common stock ratified, a forward stock split on a 20:1 (twenty to one) basis by journal entries only.  There is no mandatory recall and certificates will be payable upon surrender.  Furthermore, at such same meeting, the Board of Directors approved, and holders of a majority of our common stock ratified, a proposal to increase our authorized capital stock from 70,000,000 shares of common stock and 5,000,000 shares of preferred stock, both with a par value of $0.001 per share, to 195,000,000 shares of common stock and 5,000,000 shares of preferred stock, both with a par value of $0.001 per share.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

Effective December 13, 2005, the Company has been approved for listing on the OTC Bulletin Board under the symbol “NSCW.” As of December 31, 2005, no public market in NSCW’s common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop. We make no representation about the value of our common stock. We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

Shares Available Under Rule 144

As of the date of this report;

1.	There are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of Nascent Wine Company, Inc.;

2.	There is no stock that we have agreed to register for sale; and

3.	There is no stock that has been proposed to be publicly offered resulting in dilution to current shareholders.

In general, under Rule 144 as amended, a person who has beneficially owned and held “restricted” securities for at least one year, including “affiliates,” may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of (i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. A person who is not deemed an “affiliate” of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited resales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

Holders

As of December 31, 2005, we had 4,328,400 shares of $0.001 par value common stock issued and outstanding held by 21 shareholders of record. Our Transfer Agent is: Holladay Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, AZ 85251, and phone: (480) 481-3940, fax: (480) 481-3941.

Dividends

We have never declared or paid any cash dividends on its common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and the results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2005, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.	The number of securities to be issued upon the exercise of outstanding options, warrants and rights;
2.	The weighted-average exercise price of the outstanding options, warrants and rights; and
3.	Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

Recent Sales of Unregistered Securities

Sales conducted under an exemption from registration provided under Section 4(2).

On April 20, 2001, the Company issued 5,000,000 shares of its $0.001 par value common stock as founders’ shares to its sole officer and director in exchange for services rendered in the amount of $5,000.

On August 25, 2003, the Company issued 250,000 shares of its $0.001 par value common stock to a family member of the sole officer and director in exchange for cash in the amount of $10,000.

We believe that the transactions delineated above are exempt from the registration provisions of Section 5 of the Securities Act as such exemption is provided under Section 4(2) because:

1.	None of these issuances involved underwriters, underwriting discounts or commissions;

2.	Restrictive legends are placed on all certificates issued;

3.	The distribution did not involve general solicitation or advertising; and

4.

The distributions were made only to insiders, accredited investors or investors who were sophisticated enough to evaluate the risks of the investment. All sophisticated investors were given access to all information about our business and the opportunity to ask questions and receive answers about our business from our management prior to making any investment decision.

Recent Registered Offering

The SB-2 Registration Statement, as amended (SEC File Number 333-120949), filed by NSCW and deemed effective by the Securities and Exchange Commission as of June 15, 2005, offered a minimum of 800,000 and a maximum of 2,500,000 shares of our $0.001 par value common stock at a price of $0.003 per share pursuant to a self-underwritten offering. A total of 828,400 shares were sold to twenty investors in conjunction with the registered offering for net proceeds of $24,794.85. On October 20, 2005, we closed the offering and subsequently filed a Post-Effective Amendment to deregister 1,671,600 shares representing the unsold portion of the stock offered by Nascent Wine Company.

During the year ended December 31, 2005, the actual uses of the proceeds from the offering used for working capital or for which at least five percent of the total proceeds has been used were as follows:

Item	Amount

Use of Net Proceeds:
Accounting fees	$ 1,000
Legal and professional fees	1,900
Office equipment and furniture	2,754
Office supplies	764
Sales and marketing	408
Inventory	2,889
Working capital	226

Total	$ 9,941

If the use of proceeds in paragraph (f)(4)(vii) of this Item represents a material change in the use of proceeds described in the prospectus, the issuer should describe briefly the material change.

The actual uses of proceeds described above for legal and professional fees and working capital were consistent with the anticipated uses of proceeds described in the Prospectus for the offering. However, to capitalize on business opportunities presented to us, we reallocated a portion of the net proceeds from the offering to acquire inventory of wine-related merchandise. Additionally, we increased funds available for office equipment to replace obsolete equipment, which was fully depreciated in the second quarter of 2005.

ITEM 6. MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS.

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those relating to the following: the Company’s ability to secure necessary financing; plans for opening one or more restaurant units (including the scope, timing, impact and effects thereof); expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” and similar expressions are intended to be among the statements that identify forward-looking statements. NSCW’s results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the restaurant industry; the uncertainty of the Company’s ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company’s future financial and operating results, cash needs and demand for its services; and the Company’s ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Management’s Discussion

We were incorporated in the State of Nevada on December 10, 2002. To date, we have:

1.	Formation of the company and obtaining start-up capital;
2.	Obtaining capital through sales of our common stock;
3.	Developing our corporate hierarchy, including naming directors to our board, appointing our executive officers and setting forth a business plan;
4.	Contacting suppliers and manufacturers of wine and wine-related items; and
5.	Purchasing inventory to generate sales revenues.

During the year ended December 31, 2005, we generated $1,400 in revenues, compared to $0 in the year ago period ended December 31, 2004. The realization of sales revenues is attributable to the fact that an infusion of capital related to a public offering of our common stock provided us the means to begin to implement our planned business and purchase $2,888 in saleable inventory in 2005. In our initial operating period from December 10, 2002 (inception) to December 31, 2005, we generated total revenues of $1,400.

Cost of goods sold during the year ended December 31, 2005 was $1,100. This resulted in the realization of $300 in gross profit during that period. In contrast, we did not incur any cost of goods sold during the prior year ended December 31, 2004 since we did not have any sales. Therefore, since our inception, we had a total of $1,100 in cost of goods sold and had a total gross profit of $300.

Total expenses for the year ended December 31, 2005 were $13,993, consisting of general and administrative expenses in the amount of $13,660 and $333 in depreciation expense. For the year ended December 31, 2004, we incurred total operating expenses of $3,533, which was attributable to general and administrative expenses in the amount of $3,105 and depreciation expense of $428. We believe our expenses for the years ended 2004 to 2005 are within a range that we anticipate continuing for the foreseeable future. However, we cannot guarantee that our level of expenditures will not deviate materially from this range and cannot predict the effects of any such deviation. Total expenses since our inception on December 10, 2002 were $20,336, all of which is attributable to general and administrative expenses and depreciation expense.

As a result of our minimal amount of revenues and continued expenditures in pursuit of our business objectives, we incurred net losses since our inception. During the year ended December 31, 2005, our net loss totaled $13,693. Our net loss for the year ended December 31, 2004 was $3,533. Our aggregate net loss since inception to December 31, 2005 was $20,036. We expect to incur ongoing losses for the next 12 months of operations unless we are able to increase our revenue generating ability significantly. Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern in their report to the financial statements included in this annual report. If our business fails, our investors may face a complete loss of their investment.

We believe that our cash on hand as of December 31, 2005 of $14,254 is sufficient to continue operations for the next at least 12 months. Since our incorporation, we have raised capital through sales of our common equity. All told, we raised $26,851 in cash from sales of our common stock since our inception. We have recently registered for sale an offering of a minimum of 400,000 shares and a maximum of 2,000,000 shares our common stock at a price per share of $0.03. This offering became effective June 15, 2005. We closed the offering on October 20, 2005 and received $24,851 in gross proceeds from this offering and issued 828,400 shares of common stock to 20 shareholders. Implementing our business plan and generating revenues through the use of the proceeds of this offering is important to support our planned ongoing operations. However, we cannot guarantee that we will generate such growth. There are no formal or informal agreements to attain additional financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.

We expect to have negative cash flows for the fiscal year 2006, as we have a limited ability to realize cash flows from sales. In addition, if our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash. There can be no assurance that we will be able to secure additional funds in the future to stay in business. Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.

Our management does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our officers and directors appear sufficient at this time. We believe that our operations are currently on a small scale that is manageable by a few individuals.

We have not paid for expenses on behalf of any of our directors. Additionally, we believe that this fact shall not materially change.

We currently do not have any material contracts and or affiliations with third parties.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

Nascent Wine Company, Inc.

(A Development Stage Enterprise)

Nascent Wine Company, Inc.

E. Randall Gruber, CPA, PC
Certified Public Accountant	Telephone (636)561-5639
400 Lake Saint Louis Boulevard	Fax (636)561-0735
Lake Saint Louis, Missouri 63367

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Nascent Wine Company, Inc.

I have audited the accompanying balance sheets of Nascent Wine Company, Inc. (a development stage company) as of December 31, 2005 and 2004, and the related statements of income, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Nascent Wine Company, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage and has incurred losses since inception and has negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ E. Randall Gruber, CPA, PC

E. Randall Gruber, CPA, PC

March 16, 2006

St. Louis, Missouri

Member: American Institute of Certified Public Accountants

Registered: Public Company Accounting Oversight Board (PCAOB)

Nascent Wine Company, Inc.

(A Development Stage Enterprise)

Balance Sheets

	December 31,
	2005	2004

ASSETS

Current assets

Cash and cash equivalents	$14,254	$7,005
Inventory	1,789	——

Total current assets	16,043	7,005

Property and equipment, net	2,675	255

Total assets	$18,718	$7,260

LIABILITIES AND STOCKHOLDERS’ EQUITY

Stockholders’ equity

Preferred stock, $.001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	——	——
Common stock, $.001 par value; 70,000,000 shares authorized,
4,328,400 and 3,500,000 shares issued and outstanding
as of December 31, 2005 and 2004, respectively	4,328	3,500
Additional paid-in capital	34,426	10,103
Deficit accumulated during development stage	(20,036)	(6,343)

Total stockholders’ equity	18,718	7,260

	$18,718	$7,260

The accompanying notes are an integral part of these financial statements.

Nascent Wine Company, Inc.

(A Development Stage Enterprise)

Statements of Income

	For the year ended		December 10, 2002
	December 31,		(Inception) to
	2005	2004	December 31, 2005

Revenues	$1,400	$——	$1,400
Cost of goods sold	1,100	——	1,100

Gross profit	300	——	300

Operating expenses
General and administrative expenses	13,660	3,150	19,147
Depreciation expense	333	428	1,189

Total operating expenses	13,993	3,533	20,336

Loss from operations	(13,693)	(3,533)	(20,036)

Net loss	$(13,693)	$(3,533)	$(20,036)

Weighted average number of
common shares outstanding-
basic and fully diluted	3,697,454	3,500,000

Net (loss) per share-basic and fully
diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Nascent Wine Company, Inc.

(A Development Stage Enterprise)

Statements of Stockholders’ Equity

				(Deficit)
				Accumulated	Total
	Common Stock		Additional	During	Stockholders’
			Paid-in	Development	Equity
	Shares	Amount	Capital	Stage
December 2002
Issued for expenses	400,000	$400	$92	$—	$492

December 2002
Issued for cash	2,000,000	2,000	—		2,000

December 2002
Issued for fixed assets	1,100,000	1,100	11		1,111

Net (loss)
December 10, 2002
(Inception) to
December 31, 2002				(492)	(492)

Balance, December 31, 2002	3,500,000	3,500	103	(492)	3,111

Net (loss)
For the year ended
December 31, 2003				(2,318)	(2,318)

Balance, December 31, 2003	3,500,000	3,500	103	(2,810)	793

November 2004
Donated capital			10,000		10,000

Net (loss)
For the year ended
December 31, 2004				(3,533)	(3,533)

Balance, December 31, 2004	3,500,000	3,500	10,103	(6,343)	7,260

August 2005
Donated capital			300		300

October 2005
Issued for cash	828,400	828	24,023		24,851

Net (loss)
For the year ended
December 31, 2005				(13,693)	(13,693)

Balance, December 31, 2005	4,328,400	$4,328	$34,426	$(20,036)	$18,718

The accompanying notes are an integral part of these financial statements.

Nascent Wine Company, Inc.

(A Development Stage Enterprise)

Statements of Cash Flows

	For the year ended		December 10, 2002
	December 31,		(inception) to
	2005	2004	December 31, 2005

Cash flows from operating activities

Net loss	$(13,693)	$(3,533)	$(20,036)

Adjustments to reconcile net loss to net cash
used for operating activities
Shares issued for services	——	——	492
Depreciation	333	428	1,189
Changes in operating assets and liabilities:
(Increase) in inventory	(1,789)	——	(1,789)

Net cash used for operating activities	(15,149)	(3,105)	(20,144)

Cash Flows from investing activities

Purchase of fixed assets	(2,754)	——	(2,745)

Net cash used for investing activities	(2,754)	——	(2,745)

Cash flows from financing activities

Issuances of common stock	24,852	——	26,852
Donated capital	300	10,000	10,300

Net cash provided by financing activities	25,152	10,000	37,152

Net increase in cash and equivalents	7,249	6,895	14,254

Cash and equivalents – Beginning	7,005	110	——

Cash and equivalents – Ending	$14,254	$7,005	$14,254

The accompanying notes are an integral part of these financial statements.

Nascent Wine Company, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2005

Note A – Company overview and summary of significant accounting policies

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

Advertising costs

The Company expenses advertising expenses as incurred. There were no advertising costs included in selling, general and administrative costs for the period December 10, 2002 (date of inception) through December 31, 2005.

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5) “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred.

Nascent Wine Company, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2005

Taxes on Income

The Company follows Statement of Financial Accounting Standard No. 109 “Accounting for Income Taxes” (SFAS No. 109) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the differences between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefit is based on the change in the asset or liability each period. If available evidence suggests that is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax asset to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Stock – based compensation

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and has adopted the disclosure-only alternate of SFAS No. 123, “Accounting for Stock-Based Compensation.” Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Note B – Development Stage Operations

The Company is authorized to issue 70,000,000 shares of common stock at $.001 par value, and 5,000,000 shares of preferred stock at $.001 par value.

Note C – Segmented Information

Management has determined that, as of December 31, 2005, the Company operates in one dominant industry segment. Additional segment disclosure requirements will be evaluated as it expands its operations.

Note D – Earnings per share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.

Note E – Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has not

Nascent Wine Company, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2005

commenced its planned principal operations and it has generated no revenues. The Company is currently seeking to raise additional capital through the issuance of debt or equity securities. If the financing does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve month period. Without realization of additional capital, it would be unlikely for the Company to continue be as a going concern.

Note F – Year-end

The Company has adopted December 31, as its fiscal year end.

Note G – Property and Equipment

Property and equipment consists of the following at December 31, 2005:

Equipment	$3,864

Accumulated depreciation	1,189

$2,675

Note H – Income Taxes

For the years ended December 31, 2005, 2004, 2003 and 2002, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2005, the Company had approximately $20,036 of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2022.

Note I – Stockholders’ Equity

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

On October 5, 2005, the Company issued 828,400 shares of its $.001 par value common stock in a public offering for total cash proceeds of $24,851 to twenty unaffiliated purchasers.

As of December 31, 2005, there have been no further issuance of common and/or preferred stock.

Nascent Wine Company, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2005

As of December 31, 2005, there were no warrants or options outstanding to acquire any additional shares of common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

We have had no disagreements with our independent accountants.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based upon their evaluation as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer concluded that, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

ITEM 8B. OTHER INFORMATION

On March 28, 2006, our Board of Directors approved, and holders of a majority of our common stock ratified, a forward stock split on a 20:1 (twenty to one) basis by journal entries only.  There is no mandatory recall and certificates will be payable upon surrender.  Furthermore, at such same meeting, the Board of Directors approved, and holders of a majority of our common stock ratified, a proposal to increase our authorized capital stock from 70,000,000 shares of common stock and 5,000,000 shares of preferred stock, both with a par value of $0.001 per share, to 195,000,000 shares of common stock and 5,000,000 shares of preferred stock, both with a par value of $0.001 per share.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors are elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Officers are appointed by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. Our Board of Directors has no nominating, auditing or compensation committees.

The following table sets forth certain information regarding our executive officers and directors as of the date of this report:

Name	Age	Position	Period of Service(1)

Patrick Deparini (2)	29	President and Director	December 2005 – December 2006

Notes:

(1) Our sole director will hold office until the next annual meeting of the stockholders, which shall be held in December of 2006, and until successors have been elected and qualified. Our sole officer was appointed by our sole director and will hold office until he resigns or is removed from office.

(2) Mr. Patrick Deparini has obligations to entities other than Nascent Wine Company. We expect Mr. Deparini to spend approximately 10-20 hours per week on our business affairs. At the date of this report, Nascent Wine Company is not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters.

Patrick Deparini, President and Director: Mr. Deparini received a Bachelor of Science degree in Finance, with an emphasis on Managerial Finance, from the University of Nevada, Las Vegas in 1999. He served on the board of directors of two privately held corporations: Rise Records, Inc., a Nevada-based entertainment company, from 2002-2004, and Nascent Group, Inc., a company offering various document preparation and advisory services, from 2001 to current. His duties with Nascent Group include oversight of all operational aspects from corporate governance to implementation of the Company’s business strategy. Mr. Deparini is also a paralegal associated with Wendy E. Miller, Esq., a law firm, from 2004 to current. Mr. Deparini was a paralegal associated with the Law Offices of Harold P. Gewerter, Esq., Ltd., from since 2001 to 2004. Prior to joining the Law Offices of Harold P. Gewerter, Esq., Ltd., Mr. Deparini provided professional services in the areas of incorporation, corporate consulting, document compilation and development and securities consulting with Corporate Regulatory Services, Inc., a privately held company, from 1997-2001.

Mr. Deparini handles all of our operations and pursues the realization of our business plan. Mr. Deparini will devote approximately 10-20 hours per week, seven days a week, to our business operations. He has been planning and researching our business prior to our incorporation for approximately three years. During such period, Mr. Deparini has visited wineries, distributors, restaurants and retailers in California, Hawaii, Nevada, Oregon and Washington with the purpose of meeting prospective business contacts to develop potential distribution relationships. In addition, he has sought education through wine appreciation classes, winery tours and barrel tastings, as well as by participating in a bi-weekly wine tasting group.

Family Relationships

None.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2005 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2005 and had no trading activity in 2005.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
	----------------------------				-----------------------------------------------------
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Patrick Deparini	2005	-	-	-	-	-	-	-
President and Director	2004	-	-	-	-	-	-	-
	2003	-	-	-	-	-	-	-
	2002	-	-	-	-	-	-	-

Directors’ Compensation

Our director is not entitled to receive compensation for services rendered to us, or for each meeting attended except for reimbursement of out-of-pocket expenses. We have no formal or informal arrangements or agreements to compensate our director for services he provides as a director of our company.

Employment Contracts and Officers’ Compensation

Since our incorporation on December 10, 2002, we have not paid any compensation to our sole officer, director and employee. We do not have employment agreements. Any future compensation to be paid will be determined by our Board of Directors, and an employment agreement will be executed. We do not currently have plans to pay any compensation until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the date of this report with respect to the beneficial ownership our common stock by all persons known by us to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to our knowledge, either sole or majority voting and investment power.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class

Common	Patrick Deparini, President and Director	3,500,000	80.86%

	All Directors and Officers as a group (1 person)	3,500,000	80.86%

Footnotes:

(1) The address of each executive officer and director is c/o Nascent Wine Company, Inc., 1052 Las Palmas Entrada, Henderson, Nevada 89012.

(2) As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

Change in Control

No arrangements exist that may result in a change of control of Nascent Wine Company, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 10, 2002, Patrick Deparini, our sole officer, director and employee, paid for expenses involved with the incorporation of Nascent Wine Company with his personal funds on our behalf in the amount of $492, in exchange for 400,000 shares of our common stock, par value $0.001 per share.

On December 12, 2002, we issued 2,000,000 shares of our $0.001 par value common stock to Patrick Deparini, in exchange for cash of $2,000.

On December 31, 2002, Patrick Deparini contributed equipment to us, valued at $1,111, net of depreciation on such equipment, for common stock in the amount of 1,100,000 par value shares of common stock.

All shares were issued to Mr. Deparini at a price per share of $0.001. The price of the common stock issued to Mr. Deparini was arbitrarily determined and bore no relationship to any objective criterion of value. At the time of issuance, we were recently formed and possessed no assets.

On November 3, 2004, Patrick Deparini provided us with cash in the amount of $10,000. This amount was donated to us and is considered additional paid-in capital.

On August 15, 2005, Patrick Deparini donated $300 in cash, which is considered additional paid-in capital.

Our principal office space is provided at no charge to us by our sole officer, director, employee and shareholder.

ITEM 13. EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation filed on December 10, 2002, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.
b. Bylaws adopted on December 12, 2002, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the year ended December 31, 2005 and December 31, 2004 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2005	2004

Audit fees	$ 3,000	$ 2,000
Audit-related fees	101	-
Tax fees	-	-
All other fees	500	600

Total fees	$ 3,601	$ 2,600

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NASCENT WINE COMPANY, INC.

Signature	Title	Date

/s/ Patrick Deparini	Chief Executive Officer, President	March 28, 2006
Patrick Deparini	and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NASCENT WINE COMPANY, INC.

Signature	Title	Date

/s/ Patrick Deparini	Chief Executive Officer and	March 28, 2006
Patrick Deparini	President

/s/ Patrick Deparini	Secretary/Treasurer
Patrick Deparini	Chief Financial Officer	March 28, 2006