Form 10QSB
period 2006-03-31
Nascent Wine Company, Inc.
filed 2006-05-02
CIK 1310213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(702) 580-8565
(Registrant’s telephone number, including area code)

N/A
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

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 86,568,000

NASCENT WINE COMPANY, INC.

(A Development Stage Company)

Table of Contents

Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes that are included in the Company’s annual report on Form 10-KSB previously filed with the Commission on March 30, 2006, and subsequent amendments made thereto.

Nascent Wine Company, Inc.

(a Development Stage Enterprise)

Balance Sheets

(Unaudited)

	March 31,
	2006	2005
ASSETS

Current assets:

Cash and cash equivalents	$10,265	$4,305
Inventory	1,546	——

Total current assets	11,810	4,305

Property and equipment, net	3,122	147

Total assets	14,933	4,452

LIABILITIES AND STOCKHOLDERS’ EQUITY

Stockholders’ equity:

Preferred stock, $0.001 par value, 5,000,000 shares authorized
no shares issued and outstanding	——	——
Common stock, $0.001 par value, 70,000,000 shares authorized
4,328,400 and 3,500,000 shares issued and outstanding
as of March 31, 2006 and 2005, respectively	4,328	3,500
Additional paid-in capital	34,427	10,103
Deficit accumulated during development stage	(28,822)	(9,151)

Total stockholders’ equity	14,933	4,452

Total liabilities and stockholders’ equity	$14,933	$4,452

The accompanying notes are an integral part of these financial statements.

Nascent Wine Company, Inc.

(a Development Stage Enterprise)

Statements of Income

(Unaudited)

	For the three month
	periods ended		December 10, 2002
	March 31,		(Inception) to
	2006	2005	March 31, 2006

Revenues	$389	$——	$1,789
Cost of goods sold	243	——	1,343

Gross profit	146	——	446

Operating expenses
General and administrative expenses	3,767	2,700	22,915
Depreciation expense	164	108	1,354

Total operating expenses	3,931	2,808	24,268

Loss from operations	(3,785)	(2,808)	(23,822)

Net loss	$(3,785)	$(2,808)	$(23,822)

Weighted average number of
common shares outstanding
basic and fully diluted	4,328,400	3,500,000

Net (loss) per share – basic and fully
diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Nascent Wine Company, Inc.

(a Development Stage Enterprise)

Statements of Cash Flows

(Unaudited)

	For the three month
	periods ended		December 10, 2002
	March 31,		(inception) to
	2006	2005	March 31, 2006
Cash flows from operating activities

Net loss	$(3,785)	$(2,808)	$(23,822)

Adjustment to reconcile net loss to net cash
used for operating activities:
Shares issued for expenses	——	——	492
Depreciation	164	108	1,354
Changes in operating assets and liabilities:
(Increase) in inventory	243	——	(1,546)

Net cash used for operating activities	(3,378)	(2,700)	(23,522)

Cash flows from investing activities

Purchase of fixed assets	(611)	——	(3,365)

Net cash used for investing activities	(611)	——	(3,365)

Cash flows from financing activities

Issuance of common stock	——	——	26,852
Donated capital	——	——	10,300

Net cash provided by financing activities	——	——	37,152

Net increase in cash and equivalents	(3,989)	(2,700)	10,265

Cash and equivalents – Beginning	14,254	7,005	——

Cash and equivalents – Ending	$10,265	$4,305	$10,265

The accompanying notes are an integral part of these financial statements.

Nascent Wine Company, Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

March 31, 2006

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

Advertising costs

The Company expenses advertising expenses as incurred. There were no advertising costs included in selling, general and administrative costs for the period December 10, 2002 (date of inception) through March 31, 2006.

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

March 31, 2006

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

Note B – Development Stage Operations

The Company is authorized to issue 195,000,000 shares of common stock at $.001 par value, and 5,000,000 shares of preferred stock at $.001 par value.

Note C – Segmented Information

Management has determined that, as of March 31, 2006, the Company operates in one dominant industry segment. Additional segment disclosure requirements will be evaluated as it expands its operations.

Note D – Earnings per share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.

Nascent Wine Company, Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

March 31, 2006

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

Note F – Year-end

The Company has adopted December 31, as its fiscal year end.

Note G – Property and Equipment

Property and equipment consists of the following at March 31, 2006:

Equipment	$4,476

Accumulated depreciation	1,354

$3,122

Note H – Income Taxes

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

On December 31, 2002, the Company issued 1,100,000 shares of its $.001 par value common stock in exchange for fixed assets of $1,111 to its sole officer and director.

On August 15, 2005, the sole officer and director of the company donated $300 in cash, which is considered additional paid-in capital.

On October 5, 2005, the Company issued 828,400 shares of its $.001 par value common stock in a public offering for total cash proceeds of $24,851 to twenty unaffiliated purchasers.

Nascent Wine Company, Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

March 31, 2006

As of March 31, 2006, there have been no further issuance of common and/or preferred stock.

As of March 31, 2006, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note J – Subsequent Events

On April 27, 2006, the Company entered into a stock purchase agreement with Piancone Group to acquire the distribution rights for Miller Brewing Products in Mexico. The Company is issuing 17,500,000 shares of its $.001 par value common stock for the distribution rights.

Best Beer Distributing S.A. De C.V. has been incorporated in the country of Mexico. Best Beer Distributing S.A. De C.V. is a wholly-owned subsidiary of the Company.

The Company has obtained bridge loan financing in the amount of $1,050,000 with interest payable at 8% annually. The loan is payable in one year. As additional consideration to obtain the loan, the Company issued warrants to the maker of the loan to purchase 4,200,000 shares of the Company at a price per share of $0.25.

On April 12, 2006, the Company effected a forward stock split on a 20 to 1 basis.

The effects of these subsequent events have not been included in the reviewed financial statements of March 31, 2006.

Management’s Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Nascent Wine Company, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Nascent’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management’s Discussion and Plan of Operation

We were incorporated on December 10, 2002. To date, our efforts have focused primarily on the execution of our business plan, which include the following activities:

1.	Formation of our company and development of our business plan;
2.	Developing our corporate hierarchy, including naming directors to our board and appointing our executive officers;
3.	Obtaining capital through sales of equity and debt securities;
4.	Establishing relationships with manufacturers and wholesalers of wine-related merchandise; and
5.	Purchasing initial saleable inventory.

During the three months ended March 31, 2006, we generated $389 in revenues, compared to $0 in the year ago period ended March 31, 2005. The realization of sales revenues in the most recent quarter ended March 31, 2006, is attributable to the fact that we were able to begin to implement our planned business due to an infusion of capital related to a public offering of our common stock. As a result of this infusion of capital, we were able to purchase $2,888 worth of saleable inventory in the fourth quarter of 2005, which was not available to us in the three months ended March 31, 2005. Since our inception on December 10, 2002 to March 31, 2006, we generated total revenues of $1,789.

Cost of goods sold during the three months ended March 31, 2006 was $243. This resulted in the realization of $146 in gross profit during that period. In contrast, we did not incur any cost of goods sold during the prior quarter ended march 31, 2005, since we did not have any sales. Since our inception, we had a total of $1,343 in cost of goods sold and had a total gross profit of $446.

Total expenses for the three months ended March 31, 2006 were $3,931, consisting of general and administrative expenses in the amount of $3,767 and $164 in depreciation expense. For the three month period ended March 31, 2005, we incurred total operating expenses of $2,808, $2,700 of which was attributable to general and administrative expenses and $108 in depreciation expense. We believe that our level of expenditures could substantially deviate from the range of expenses between 2006 and 2005. This variance is expected to be the result of our pursuit of furtherance of our business and continued execution of our business plan. Total expenses since our inception were $24,268, all of which is attributable to general and administrative expenses and depreciation expense.

As a result of our minimal amount of revenues and continued expenditures in pursuit of our business objectives, we incurred net losses since our inception. During the quarter ended March 31, 2006, our net loss totaled $3,785. Our net loss for the year ago three month ended March 31, 2005 was $2,808. Our aggregate net loss since inception to March 31, 2006 was $23,822. We expect to incur ongoing losses for the next 12 months of operations unless we are able to increase our revenue generating ability significantly. Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern in their report to the financial statements included in this annual report. If our business fails, our investors may face a complete loss of their investment.

We believe that our cash on hand as of March 31, 2006 of $10,265 is sufficient to continue operations for the next at least 12 months. Since our incorporation, we have raised capital through sales of our common equity. All told, we raised $37,152 in cash from sales of our common stock since our inception. We expect to continue to have negative cash flows for the fiscal year 2006, as we have a limited ability to realize cash flows from sales. In addition, if our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash. Continuing to execute our business plan and generating revenues through the use of the proceeds of these offerings is important to support our planned ongoing operations. However, we cannot guarantee that we will generate such growth. There are no formal or informal agreements to attain additional financing. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.

Subsequent to the quarter ended March 31, 2006, we formed a subsidiary company, Best Beer Distributing S.A. De C.V. in the country of Mexico (“Best Beer”), for the purpose of distributing alcoholic beverages in Mexico. In furtherance of this objective, we obtained short-term bridge loan financing in the amount of $1,050,000 with interest payable at 8% per annum and due in one year. As an incentive to our bridge loan financiers, we issued warrants to purchase 4,200,000 shares of our common stock at an exercise price per share of $0.25.

On April 27, 2006, we entered into a stock purchase agreement with Piancone Group Internationale to acquire the rights to distribute Miller Beer in Baja Mexico. In exchange for the rights, we issued Piancone Group Internationale 17,500,000 shares of our common stock.

On April 28, 2006, Best Beer, our subsidiary company, entered into a Distribution Agreement with Miller Trading Company, S.A. de C.V.

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

Due to the recent Miller Brewing distribution agreement, our management is unable to predict the need to hire additional full- or part- time employees over the next 12 months.

We have not paid for expenses on behalf of our directors. Additionally, we believe that this fact shall not materially change.

We currently do not have any material contracts and or affiliations with third parties.

Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our board of directors were advised by E. Randal Gruber, CPA, our independent registered public accounting firm, that during their performance of audit procedures for 2005 E. Randall Gruber, CPA identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, our size prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

 PART II – OTHER INFORMATION

Use of Proceeds

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

Since the close of the offering, the actual uses of the proceeds from the offering used for working capital, or for which at least five percent of the total proceeds has been used, were as follows:

Item	Amount

Use of Net Proceeds:
Accounting fees	$2,500
Legal and professional fees	2,900
Office equipment and furniture	3,365
Office supplies	1,326
Sales and marketing	814
Inventory	2,889
Working capital	226

Total	$14,019

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

Submission of Matters to a Vote of Security Holders

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

On April 27, 2006, our Board of Directors approved, and holders of a majority of our common stock ratified, the appointment of Sandro Piancone and Victor Petrone as directors of NCTW.

 Mr. Piancone has been in the foodservice industry since 1986. From 1987 to 1991, he was the publisher of US Pizza News, the largest pizza trade newspaper in the U.S. In 1991, he founded Tele-Chef Catering, which grew to one of San Diego’s largest catering companies in just a few years. Tele-Chef was then merged with Mt. Etna Pizza Corp. in 1995, which Mr. Piancone held the position of vice president and board member of Mt. Etna Pizza Corp. until early 1998. In April 1998, he joined Roma Exporting, a food supplier to Mexico, as vice president of sales and marketing, where his duties included securing new distributors throughout Mexico and implementing marketing programs for those distributors. From January 2000 to February 2002, he served as President of E-Food Depot, Inc. USA. In February 2002 he joined his family’s food distribution company, Piancone Group International, where he served as it’s Vice

President of Sales before becoming CEO in June 2004. Mr. Piancone’s responsibilities include creating, implementing and monitoring the strategic goals and performance of the company, with emphasis on sales and marketing. He is fluent in English, Italian and Spanish and well acquainted with the food service in market in Mexico, Europe and the USA.

Victor Petrone has been in the foodservice industry since 1983. He is a Graduate of The Wharton School of Business; University of Pennsylvania and is also fluent in English, Italian and Spanish. From 1993 to 1999, Mr. Petrone served as the CEO and President for Capital Food Corp. From 199 to 2001, he was the general manager and sales representative for Roma Food Enterprises. In 2001, he became the Italian Market Specialist and International Account Executive for Sysco Food Services into 2003. From 2003 until 2005, Mr. Petrone served as the President of Atlantic International Products, Inc., which he formed as an import-export company specializing in ethnic foods. In 2005, Mr. Petrone joined the Piancone Group as its Present, where he currently continues to serve.

Other Information

On March 31, 2006, we formed a corporation in the country of Mexico under the name Best Beer Distributing S.A. de C.V.

On April 27, 2006, we entered into a stock purchase agreement with Piancone Group Internationale to acquire the rights to distribute Miller Beer in Baja Mexico. In exchange for the rights, we issued Piancone Group Internationale 17,500,000 shares of our common stock.

On April 28, 2006, Best Beer, our subsidiary company, entered into a Distribution Agreement with Miller Trading Company, S.A. de C.V.

On May 1, 2006, Patrick Deparini resigned as our President. Mr. Deparini continues to serve as our Secretary and Treasurer. To fill the vacancy left by Mr. Deparini, our Board of Directors appointed Sandro Piancone, a Director, as President of Nascent Wine Company.

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation filed on December 10, 2002 *
(b) Certificate of Amendment to Articles of Incorporation filed on March 28, 2006
(c) By-Laws adopted on December 12, 2002*

31	Rule 13a-14(a)/15d-14(a) Certifications

(a) Sandro Piancone
(b) Patrick Deparini

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

99	Press Release dated May 2, 2006

* Incorporated by reference herein filed as exhibits the Company’s Form SB-2 Registration Statement filed on December 2, 2004

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NASCENT WINE COMPANY, INC.
(Registrant)

Signature	Title	Date

/s/ Sandro Piancone	President	May 2, 2006
Sandro Piancone

/s/ Patrick Deparini	Chief Executive Officer	May 2, 2006
Patrick Deparini

/s/ Patrick Deparini	Chief Financial Officer	May 2, 2006
Patrick Deparini

/s/ Patrick Deparini	Chief Accounting Officer	May 2, 2006
Patrick Deparini