Form 10QSB
period 2006-06-30
Nascent Wine Company, Inc.
filed 2006-08-21
CIK 1310213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: June 30, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to _____________



Commission File Number: 333-120949



                           NASCENT WINE COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

                Nevada                                   82-0576512
                ------                                   ----------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)


       2355 Paseo de las Americas                          92154
       --------------------------                          -----
              San Diego, Ca.
 (Address of principal executive offices)                (Zip Code)


                                 (619) 661 0458
                                 --------------
              (Registrant's telephone number, including area code)


                                       N/A
                                       ---
            (Former name, former address and former fiscal year, if
            -------------------------------------------------------
                           changed since last report)
                           --------------------------
                             1052 Las Palmas Entrada
                             Henderson, Nevada 89012

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: July 19, 2006 50,000,000 shares outstanding


--------------------------------------------------------------------------------

                    NASCENT WINE COMPANY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION                                              3
   Unaudited Financial Statements                                           3
   Consolidated Balance Sheets                                              4
   Consolidated Statements of Operations                                    5
   Consolidated Statement of Stockholders' Equity                           6
   Consolidated Statements of Cash Flows                                    7
   Notes to Financial Statements                                            8
   Management's Discussion and Plan of Operation                           11
   Controls and Procedures                                                 13
PART II - OTHER INFORMATION                                                14
   Use of Proceeds                                                         14
   Submission of Matters to a Vote of Security Holders                     14
   Other Information                                                       15
   Exhibits and Reports on Form 8-K                                        15
SIGNATURES                                                                 16

--------------------------------------------------------------------------------


                         UNAUDITED FINANCIAL STATEMENTS

            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes that are included in the Company's December 31, 2005 annual report on Form 10-KSB previously filed with the Commission on March 30, 2006, and subsequent amendments made thereto.


--------------------------------------------------------------------------------

NASCENT WINE COMPANY, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                                                  JUNE 30,     DECEMBER 31,
                                                                    2006           2005
                                                                -----------    -----------
ASSETS

Current assets:

Cash                                                            $   352,589    $    14,254
Inventory                                                           286,355          1,789
                                                                -----------    -----------
     TOTAL CURRENT ASSETS                                           638,944         16,043

Property and equipment, net                                          40,451          2,675
                                                                -----------    -----------

Other assets:
 Acquisition of distribution rights of Miller Beer                8,543,750             --
 Receivable from Piancone Group International, Inc.                 201,955             --
 Other deposits                                                      39,104             --
                                                                -----------    -----------
   TOTAL ASSETS                                                 $ 9,464,204    $    18,718
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable                                                $   314,990    $        --
Accrued interest                                                     18,762             --
Loans payable, less un-amortized debt interest                      945,942             --
                                                                -----------    -----------
  TOTAL CURRENT LIABILITIES                                       1,279,694             --



Stockholders' equity:

Preferred stock, $0.001 par value, 5,000,000 shares
   authorized no shares issued and outstanding                           --             --
Common stock, $0.001 par value, 195,000,000 shares authorized
   35,000,000 and 4,328,400 shares issued and outstanding
   as of June 30, 2006 and December 31,2005, respectively            35,000          4,328
Additional paid-in capital                                        8,504,754        34,426
Accumulated other comprehensive loss                                   (153)            --
Deficit accumulated during development stage                       (355,091)       (20,036)
                                                                -----------    -----------

   TOTAL STOCKHOLDERS' EQUITY                                     8,184,510         18,718
                                                                -----------    -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 9,464,204   $     18,718
                                                                ===========    ===========


   The accompanying notes are an integral part of these financial statements.







NASCENT WINE COMPANY, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                              FOR THE SIX MONTHS             FOR THE THREE MONTH
                                                    ENDED                           ENDED              DECEMBER 10, 2002
                                                   JUNE 30,                        JUNE 30,             (INCEPTION) TO
                                             2006            2005            2006           2005         JUNE 30, 2006
                                         ------------    ------------    ------------    ------------    ------------


REVENUES                                 $        389    $         --    $         --    $         --    $      1,789
COST OF GOODS SOLD                                243              --              --              --           1,343
                                         ------------    ------------    ------------    ------------    ------------
 GROSS PROFIT                                     146              --              --              --             446

OPERATING EXPENSES
 General and administrative expenses          265,408           6,679         253,475           3,872         285,744
                                         ------------    ------------    ------------    ------------    ------------

TOTAL OPERATING EXPENSES                      265,408           6,679         253,475           3,872         285,744
                                         ------------    ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                         (265,262)         (6,679)       (253,475)         (3,872)       (285,298)
 Other income (expense)
 Interest income                                  911              --             911              --             911
 Interest expense                             (70,704)             --         (70,704)             --         (70,704)
 Provision for income taxes                        --              --              --              --              --
                                         ------------    ------------    ------------    ------------    ------------
NET LOSS                                 $   (335,055)   $     (6,679)   $   (323,268)   $     (3,872)   $   (355,091)
                                         ============    ============    ============    =============   =============
NET (LOSS) PER SHARE - BASIC AND FULLY
  DILUTED                                $      (0.01)   $      (0.00)   $      (0.01)   $      (0.00)
                                         ============    =============   =============   =============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  BASIC AND FULLY DILUTED                  23,687,845        3,500,000      29,807,692       3,500,000
                                         ============     ============    ============    ============

                           The accompanying notes are an integral part of these financial statements.





NASCENT WINE COMPANY, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

                                                  COMMON STOCK
                                    -----------------------------------------
                                                                                                 (DEFICIT)
                                                                                                ACCUMULATED       TOTAL
                                                                   ADDITIONAL                     DURING      STOCKHOLDERS'
                                     NUMBER OF      PAR VALUE       PAID-IN     COMPREHENSIVE   DEVELOPMENT      EQUITY
                                      SHARES          $.001         CAPITAL        INCOME         STAGE         (DEFICIT)
                                    -----------    -----------    -----------    -----------    -----------    -----------

December 10, 2002 issued for
 expenses                               400,000    $       400    $        92    $        --    $        --    $       492
Shares issued for cash                2,000,000          2,000             --             --             --          2,000
Shares issued for fixed
 assets                               1,100,000          1,100             11             --             --          1,111
Net loss                                     --             --             --             --           (492)          (492)
                                    -----------    -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2002          3,500,000          3,500            103             --           (492)         3,111
Net loss                                     --             --             --             --         (2,318)        (2,318)
                                    -----------    -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2003          3,500,000          3,500            103             --         (2,810)           793
Net loss
Donated capital                              --             --         10,000             --             --         10,000
Net loss                                     --             --             --             --         (3,533)        (3,533)
                                    -----------    -----------    -----------    -----------    -----------    -----------
Balance December 31, 2004             3,500,000          3,500         10,103             --         (6,343)         7,260
Donated capital                              --             --            300             --             --            300
Shares issued for cash                  828,400            828         24,023             --             --         24,851
Net loss                                     --             --             --             --        (13,693)       (13,693)
                                    -----------    -----------    -----------    -----------    -----------    -----------
Balance December 31, 2005             4,328,400          4,328         34,426             --        (20,036)        18,718
April 11, 2006 20 to 1 split         82,240,400         82,240        (82,240)            --             --             --
Shares cancelled April 27, 2006     (69,068,800)       (69,068)        69,068             --             --             --
Shares issued for Miller
 Beer distribution license           17,500,000         17,500      7,857,500             --             --      7,875,000
Warrants issued and attached
 to debt                                     --             --        626,000             --             --        626,000
Net loss                                     --             --             --             --       (335,055)      (335,055)
Adjustment for foreign
 currency translation                        --             --             --           (153)            --           (153)
                                                                                                               ------------
Comprehensive loss                           --             --             --             --             --       (335,208)
                                    -----------    -----------    -----------    -----------    -----------    -----------
Balance June 30, 2006 (Unaudited)    35,000,000    $    35,000    $ 8,504,754    $      (153)   $  (355,091)   $ 8,184,510
                                    ===========    ===========    ===========    ===========    ===========    ===========


                         The accompanying notes to financial statements are an integral part of this statement





NASCENT WINE COMPANY, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                    FOR THE SIX MONTH
                                                                           ENDED
                                                                          JUNE 30,           DECEMBER 10, 2002
                                                                 --------------------------   (INCEPTION) TO
                                                                     2006           2005      JUNE 30, 2006
                                                                 -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                         $  (335,055)   $    (6,679)   $  (355,091)
Adjustment to reconcile net loss to net cash
used for operating activities:
  Shares issued for expenses                                              --             --            492
  Depreciation                                                           164            214          1,353
  Amortization of distribution rights                           131,250              --        131,250
  Warrants issued for interest                                        51,942             --         51,942

Changes in operating assets and liabilities:
  Increase in accounts receivable                                   (201,955)            --       (201,955)
  Increase in inventory                                             (284,566)            --       (286,355)
  Increase in deposits                                               (39,104)            --        (39,104)
  Increase in accrued interest                                        18,762             --         18,762
  Increase in accounts payable                                       314,990             --        314,990
                                                                 -----------    -----------    -----------
    NET CASH USED FOR OPERATING ACTIVITIES                          (343,572)        (6,645)     (363,716)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                           (37,940)            --        (40,694)
  Acquisition of license to distribute Miller Beer                  (800,000)                     (800,000)
                                                                 -----------    -----------    -----------
    NET CASH USED FOR INVESTING ACTIVITIES                          (837,940)            --       (840,694)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in loans                                                1,520,000             --      1,520,000
  Issuance of common stock                                                --             --         26,852
  Donated capital                                                         --             --         10,300
                                                                 -----------    -----------    -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                      1,520,000             --      1,557,152
                                                                 -----------    -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (153)            --           (153)

NET INCREASE (DECREASE) IN CASH                                      338,335         (6,465)       352,589
Cash - Beginning                                                      14,254          7,005             --
                                                                 -----------    -----------    -----------
CASH - ENDING                                                    $   352,589    $       540    $   352,589
                                                                 ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITY:
  Issuance of stock for fixed assets                             $        --    $        --    $     1,111
  Issuance of stock for Miller distribution license              $ 7,875,000    $        --    $ 7,875,000
  Warrants issued and attached to debt                           $   626,000    $        --    $   626,000


   The accompanying notes are an integral part of these financial statements.

                                       7

                    NASCENT WINE COMPANY, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE A - COMPANY OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------------------------

COMPANY OVERVIEW
----------------

The Company was incorporated under the laws of the State of Nevada, on December 31, 2002 (Date of inception). The Company has had minimal operations and in accordance with SFAS #7, the Company is considered a development stage company.

In April 2006 the Company acquired the rights to distribute Miller Beer in Baja California, Mexico from Piancone Group International, Inc. (PGII) issuing 17,500,000 shares of common stock at the par value $0.45 per share($7,875,000) and paying off $800,000 debt of previous license holder.

The Company incorporated Best Beer S.A. de C. V. (Best) in Mexico in order to distribute in Baja California.

In May and June 2006 the Company purchased beer, warehousing the beer in Tijuana.

The Company made no sales. (See subsequent event footnote)

BASIS OF PREPARATION OF FINANCIAL STATEMENTS
--------------------------------------------

The accompanying financial statements are prepared in accordance with U.S. generally accepted accounting standards (GAAP). Inter-company accounts have been eliminated in consolidation. The financial statements have been prepared assuming that the Company will continue as a going concern.

 Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2005.

USE OF ESTIMATES
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets, and liabilities on the date of the financial statements and the reported amounts of revenues. and expenses during the period. Actual results could differ from those estimates.

INVENTORIES
-----------

Inventories consist of beer, beverages and other food product. Inventories are accounted for on the first-in, first-out basis. Any products reaching their expiration date are written off.

REVENUE RECOGNITION
-------------------

The Company reports revenue using the accrual method, in which revenues are recorded as services are rendered or as products are delivered and billings are generated.

REPORTING ON THE COSTS OF START-UP ACTIVITIES
---------------------------------------------

Statement of Position 98-5 (SOP 98-5) "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred.

                     NASCENT WINE COMPANY, INC.& SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

TAXES ON INCOME
---------------

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

STOCK - BASED COMPENSATION
--------------------------

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

NOTE B - DEVELOPMENT STAGE OPERATIONS
-------------------------------------

The Company is authorized to issue 195,000,000 shares of common stock at $.001 par value, and 5,000,000 shares of preferred stock at $.001 par value.


NOTE C - EARNINGS PER SHARE
---------------------------

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.

                     NASCENT WINE COMPANY, INC. & SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                    UNAUDITED

NOTE D - GOING CONCERN
----------------------

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has generated no revenues.

The Company will commence operations distributing Miller beer and other products in Baja California, Mexico starting July 1, 2006. The Company has secured financing in the amount of $1,520,000.

NOTE G - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following at June 30, 2006:

Equipment                                                                $ 4,476
Leasehold improvements                                                    37,329
                                                                         -------
Total                                                                     41,805
Accumulated depreciation                                                   3,154
                                                                         -------
                                                                         $40,451
                                                                         =======

NOTE H - INCOME TAXES
---------------------

For the years ended December 31, 2005, 2004, 2003 and 2002, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2005, the Company had approximately $6,300 of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2022.

NOTE I - NOTES PAYABLE
----------------------

The Company has obtained financing in the amount of $1,520,000 with interest payable at 8% annually. The loans are payable in one year. As additional consideration to obtain the loan, the Company issued warrants to the lenders to purchase 6,080,000 shares of common stock at a price per share of $0.25. The difference between the price to purchase shares and the closing price of the stock on the date of grant of the warrants ($626,000) is being written off over the life of the loans (one year). The un-amortized interest, $574,058, has been deducted from total of the loans payable at June 30, 2006

NOTE J - STOCKHOLDERS' EQUITY
-----------------------------

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

On April 12, 2006, the Company did a 20 for 1 split. The balance of shares issued after the split was 86,568,800. On April 27, 2006, 69,068,800 shares were cancelled.

On April 27, 2006, the Company issued 17,500,000 shares of common stock to acquire the distribution rights for Miller beer in Baja California, Mexico at it par value $0.45 per share ($7,875,000) and paid off the debt of the previous license holder to Miller Beer ($800,000). The total cost of the license was $8,675,000. The Company is amortizing the acquisition over 10 year and will evaluate the value of the intangible asset on an annual basis.

                     NASCENT WINE COMPANY, INC. & SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE K - SEGMENT INFORMATION
----------------------------

The Company has adopted FAS Statement No. 131, "Disclosures about Segments of a Business Enterprise and Related Information".


                                                        United States    Mexico
                                                        -------------  ---------

     Net loss- for the six months ended June 30, 2006   $    195,803   $  8,002

               for the six months ended June 30, 2005   $      3,872   $     --

            Long lived assets (net)- at June 30, 2006   $      3,122   $ 37,329

                                     at June 30, 2005   $         --   $     --


NOTE L - SUBSEQUENT EVENTS
--------------------------

In May 2006 the Company entered into an Asset Purchase Agreement with Piancone Group International, Inc. (PGII) to acquire all of the assets and liabilities of PGII consisting consisting primarily of distribution facilities in Baja California (warehousing, trucks, cold storage, office equipment, inventories, leases, etc.) for 15,000,000 shares of common stock. The closing date is July 1, 2006.

In July 2006, after the closing, the Company commenced sale of beer and other products included in the inventories acquired from PGII.

In August 2006, the Company entered into a non-binding letter of intent to acquire all of the securities of Palermo Foods, LLC, an Italian food importer and distributor for $1,000,000 in cash, the assumption of $630,897 of Palermo's debt and $1,000,000 worth of the Company's common stock at the market price on the closing date.

In August 2006, the Company closed an unsecured bridge loan of $500,000 due in October 2006 at 8% interest. As additional consideration for the loan, the lenders were granted an aggregate of 500,000 common stock purchase warrants to purchase shares at $0.40 until October 31, 2011.

In August 200, the Company paid $25,000 in consulting fees and issued warrants to purchase 100,000 shares of common stock at $0.40 per share as additional consulting fees.

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

MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION

            Starting the first of July 2006 the Company will market and distribute Miller beer, beverages and food products to over 1,000 customers in Baja California, Mexico, out of its distribution warehouses in Tijuana and Cabo San Lucas.

            During the past six months the Company has been in the development stage. With the acquisition of the assets of Piancone Group International (PGII) as of July 1, 2006, we will no longer be in the development stage.

            For the period from inception to June 30, 2006, the Company had an accumulated loss of $355,000 of which $335,000 was a loss incurred in the past six months. The Company had administrative expenses of $265,000 most of which was professional fees ($106,000) related to the acquisition of PGII and the securing of the Miller beer rights to distribute their products in Baja California and amortization of acquisition of distribution rights of Miller Beer. In addition, the Company's subsidiary in Tijuana incurred expenses in setting up and receiving beer and other merchandise in order to commence the sales operations as of the first of July ($8,000).

            We believe that our cash on hand as of June 30, 2006 of $352,589 is sufficient to continue operations for the next at least 12 months.

                             CONTROLS AND PROCEDURES

            We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

        The Company will remedy this situation in the next quarter with the acquisition of personal of Piancone Group International, Inc. in July, 2006

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS- NONE

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS-
         Issued 17,500,000 shares of common stock to acquire rights to distribute Miller beer in Baja California, Mexico

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES- NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS-
         On April 27, 2006, our Board of Directors approved, and holders of a majority of our common stock ratified, the appointment of Sandro Piancone and Victor Petrone as directors of NCTW.

         Mr. Piancone has been in the foodservice industry since 1986. From 1987 to 1991, he was the publisher of US Pizza News, the largest pizza trade newspaper in the U.S. In 1991, he founded Tele-Chef Catering, which grew to one of San Diego's largest catering companies in just a few years. Tele-Chef was then merged with Mt. Etna Pizza Corp. in 1995, which Mr. Piancone held the position of vice president and board member of Mt. Etna Pizza Corp. until early 1998. In April 1998, he joined Roma Exporting, a food supplier to Mexico, as vice president of sales and marketing, where his duties included securing new distributors throughout Mexico and implementing marketing programs for those distributors. From January 2000 to February 2002, he served as President of E-Food Depot, Inc. USA. In February 2002 he joined his family's food distribution company, Piancone Group International, where he served as it's Vice

President of Sales before becoming CEO in June 2004. Mr. Piancone's responsibilities include creating, implementing and monitoring the strategic goals and performance of the company, with emphasis on sales and marketing. He is fluent in English, Italian and Spanish and well acquainted with the food service in market in Mexico, Europe and the USA.

         Victor Petrone has been in the foodservice industry since 1983. He is a Graduate of The Wharton School of Business; University of Pennsylvania and is also fluent in English, Italian and Spanish. From 1993 to 1999, Mr. Petrone served as the CEO and President for Capital Food Corp. From 199 to 2001, he was the general manager and sales representative for Roma Food Enterprises. In 2001, he became the Italian Market Specialist and International Account Executive for Sysco Food Services into 2003. From 2003 until 2005, Mr. Petrone served as the President of Atlantic International Products, Inc., which he formed as an import-export company specializing in ethnic foods. In 2005, Mr. Petrone joined the Piancone Group as its Presedent, where he currently continues to serve.


ITEM 5 - OTHER INFORMATION-

         On April 27, 2006, we entered into a stock purchase agreement with Piancone Group International to acquire the rights to distribute Miller Beer in Baja Mexico. In exchange for the rights, we issued Piancone Group International 17,500,000 shares of our common stock.

         On April 28, 2006, Best Beer, our subsidiary company, entered into a Distribution Agreement with Miller Trading Company, S.A. de C.V.

         On May 1, 2006, Patrick Deparini resigned as our President. Mr. Deparini continues to serve as our Secretary and Treasurer. To fill the vacancy left by Mr. Deparini, our Board of Directors appointed Sandro Piancone, a Director, and Chief Executive Officer of Nascent Wine Company, Inc..


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   EXHIBIT
   NUMBER      NAME AND/OR IDENTIFICATION OF EXHIBIT

     3         Articles of Incorporation & By-Laws
     *                  (a) Articles of Incorporation filed on December 10, 2002
     *                  (b) Certificate of Amendment to Articles of
                            Incorporation filed on March 28, 2006
     *                  (c) By-Laws adopted on December 12, 2002

    31         Rule 13a-14(a)/15d-14(a) Certifications

                        (a) Sandro Piancone
                        (b) William Lindberg

    32 Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

    99 *       Press Release dated May 2, 2006*

 * Incorporated by reference herein filed previously with the Securities and Exchange Commission

(b) Reports on Form 8-K.
    8-K filed June 5, 2006 Asset Purchase Agreement
    8-K filed July 17, 2006 Change in Directors and cancellation of shares

                                   SIGNATURES

            Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NASCENT WINE COMPANY, INC.
--------------------------------------------------------------------------------
                                  (Registrant)

       Signature                        Title                        Date

  /s/ Sandro Piancone          Chief Executive Officer          August 21, 2006
------------------------
    Sandro Piancone

  /s/ William Lindberg         Chief Financial Officer          August 21, 2006
------------------------
    William Lindberg

   /s/ Victor Petrone                 President                 August 21, 2006
----------------------
     Victor Petrone

  /s/ Patrick Deparini                Secretary                 August 21, 2006
----------------------
    Patrick Deparini