Form 10QSB
period 2006-09-30
Nascent Wine Company, Inc.
filed 2006-11-20
CIK 1310213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: September 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: October 10, 2006 50,000,000 shares outstanding

--------------------------------------------------------------------------------

                    NASCENT WINE COMPANY, INC. AND SUBSIDIARIES



                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION                                              3
   Unaudited Financial Statements                                           3
   Consolidated Balance Sheets                                              4
   Consolidated Statements of Operations                                    5
   Consolidated Statement of Stockholders' Equity                           6
   Consolidated Statements of Cash Flows                                    7
   Notes to Financial Statements                                            8
   Management's Discussion and Plan of Operation                           13
   Controls and Procedures                                                 14
PART II - OTHER INFORMATION                                                15
   Use of Proceeds                                                         15
   Submission of Matters to a Vote of Security Holders                     15
   Other Information                                                       15
   Exhibits and Reports on Form 8-K                                        15
SIGNATURES                                                                 16

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


--------------------------------------------------------------------------------

NASCENT WINE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                    2006           2005
                                                                -----------    -----------
ASSETS

Current assets:

Cash                                                            $   409,536    $    14,254
Accounts receivable                                                 468,770             --
Inventory                                                           323,032          1,789
Prepaid and deposits                                                 84,860             --
                                                                -----------    -----------
     TOTAL CURRENT ASSETS                                         1,286,198         16,043

Property and equipment, net                                         350,205          2,675
                                                                -----------    -----------

Other assets:
 Acquisition of distribution rights of Miller Beer (net)          8,326,875             --
 Loans receivable                                                   599,179             --
                                                                -----------    -----------
   TOTAL ASSETS                                                 $10,562,457    $    18,718
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable                                                $   794,436    $        --
Accrued expenses                                                     67,870             --
Accrued interest                                                     58,696             --
Credit cards                                                         23,951             --
Loans payable, less un-amortized debt interest                    1,626,088             --
Other loans payable                                                 281,826             --
                                                                -----------    -----------
  TOTAL CURRENT LIABILITIES                                       2,852,867             --


Stockholders' equity:

Preferred stock, $0.001 par value, 5,000,000 shares
   authorized no shares issued and outstanding                           --             --
Common stock, $0.001 par value, 195,000,000 shares authorized
   35,000,000 and 4,328,400 shares issued and outstanding
   as of September 30, 2006 and December 31,2005, respectively       35,000          4,328
Additional paid-in capital                                        8,915,754         34,426
Accumulated other comprehensive loss                                   (725)            --
Deficit accumulated                                              (1,240,439)       (20,036)
                                                                -----------    -----------

   TOTAL STOCKHOLDERS' EQUITY                                     7,709,590         18,718
                                                                -----------    -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $10,562,457    $    18,718
                                                                ===========    ===========


   The accompanying notes are an integral part of these financial statements.







NASCENT WINE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                         FOR THE NINE      FOR THE NINE      FOR THE THREE     FOR THE THREE
                                         MONTHS ENDED      MONTHS ENDED      MONTHS ENDED       MONTHS ENDED
                                         SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                             2006              2005              2006               2005
                                         ------------      ------------      ------------      ------------

REVENUES                                 $  1,203,826      $         --      $  1,203,437      $         --
COST OF REVENUES                              990,352                --           990,109                --
                                         ------------      ------------      ------------      ------------

GROSS PROFIT                                  213,474                --           213,328                --

OPERATING EXPENSES
 General and administrative expenses        1,076,153             7,098           810,745               418
                                         ------------      ------------      ------------      ------------

TOTAL OPERATING EXPENSES                    1,076,153             7,098           810,745               418
                                         ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                         (862,679)           (7,098)         (597,417)             (418)

OTHER INCOME AND (EXPENSE)
 Interest income                                3,922                --             3,011                --
 Interest expense                            (361,646)               --          (290,942)               --
 Provision for income taxes                        --                --                --                --
                                         ------------      ------------      ------------      ------------

NET LOSS                                 $ (1,220,403)     $     (7,098)     $   (885,348)     $       (418)
                                         ============      ============      ============      ============

NET (LOSS) PER SHARE - BASIC AND
 FULLY DILUTED                           $      (0.04)     $      (0.00)     $      (0.03)     $      (0.00)
                                         ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING BASIC AND FULLY
 DILUTED                                   30,961,538         3,500,000        35,000,000         3,500,000
                                         ============      ============      ============      ============

                 The accompanying notes are an integral part of these financial statements.






NASCENT WINE COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

                                                  COMMON STOCK
                                    -----------------------------------------
                                                                                                                 TOTAL
                                                                   ADDITIONAL                                STOCKHOLDERS'
                                     NUMBER OF      PAR VALUE       PAID-IN     COMPREHENSIVE   ACCUMULATED     EQUITY
                                      SHARES          $.001         CAPITAL        INCOME        (DEFICIT)     (DEFICIT)
                                    -----------    -----------    -----------    -----------    -----------    -----------

December 10, 2002 issued for
 expenses                               400,000    $       400    $        92    $        --    $        --    $       492
Shares issued for cash                2,000,000          2,000             --             --             --          2,000
Shares issued for fixed
 assets                               1,100,000          1,100             11             --             --          1,111
Net loss                                     --             --             --             --           (492)          (492)
                                    -----------    -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2002          3,500,000          3,500            103             --           (492)         3,111
Net loss                                     --             --             --             --         (2,318)        (2,318)
                                    -----------    -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2003          3,500,000          3,500            103             --         (2,810)           793
Net loss
Donated capital                              --             --         10,000             --             --         10,000
Net loss                                     --             --             --             --         (3,533)        (3,533)
                                    -----------    -----------    -----------    -----------    -----------    -----------
Balance December 31, 2004             3,500,000          3,500         10,103             --         (6,343)         7,260
Donated capital                              --             --            300             --             --            300
Shares issued for cash                  828,400            828         24,023             --             --         24,851
Net loss                                     --             --             --             --        (13,693)       (13,693)
                                    -----------    -----------    -----------    -----------    -----------    -----------
Balance December 31, 2005             4,328,400          4,328         34,426             --        (20,036)        18,718
April 11, 2006 20 to 1 split         82,240,400         82,240        (82,240)            --             --             --
Shares cancelled April 27, 2006     (69,068,800)       (69,068)        69,068             --             --             --
Shares issued for Miller
 Beer distribution license           17,500,000         17,500      7,857,500             --             --      7,875,000
Warrants issued and attached
 to debt                                     --             --      1,037,000             --             --      1,037,000
Net loss                                     --             --             --             --     (1,220,403)    (1,220,403)
Adjustment for foreign
 currency translation                        --             --             --           (725)            --           (725)
                                                                                                               ------------
Comprehensive loss                           --             --             --             --             --     (1,221,128)
                                    -----------    -----------    -----------    -----------    -----------    -----------
Balance September 30, 2006
  Unaudited)                         35,000,000    $    35,000    $ 8,915,754    $      (725)   $(1,240,439)   $ 7,709,590
                                    ===========    ===========    ===========    ===========    ===========    ===========


                   The accompanying notes to financial statements are an integral part of this statement






NASCENT WINE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                   FOR THE NINE          FOR THE NINE
                                                                      MONTHS                MONTHS
                                                                      ENDED                 ENDED
                                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                                       2006                  2005
                                                                -----------------      -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $      (1,220,403)     $          (7,097)
 Adjustment to reconcile net loss to net cash
  used for operating activities:
  Shares issued for expenses                                                                          --
  Depreciation                                                             13,686                    227
  Amortization of distribution rights                                     348,125                     --
  Warrants issued for interest                                            293,088                     --
                                                                -----------------      -----------------
Changes in operating assets and liabilities:
  Increase in accounts receivable                                        (468,770)                    --
  Increase in inventory                                                  (321,242)                    --
  Increase in deposits                                                    (84,860)                    --
  Increase in accrued interest                                             58,696                     --
  Increase in accounts payable                                            794,436                     --
  Increase in accrued expense                                              67,870                     --
  Increase in credit cards payable                                         23,951                     --
                                                                -----------------      -----------------
NET CASH USED FOR OPERATING ACTIVITIES                                   (495,423)                (6,870)
                                                                -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of fixed assets                                                (361,217)                    --
  Acquisition of license to distribute Miller Beer                       (800,000)                    --
                                                                -----------------      -----------------
NET CASH USED FOR INVESTING ACTIVITIES                                 (1,161,217)
                                                                -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in notes payable                                             2,370,000                     --
  Increase in other loans payable                                         281.826                     --
  Increase in loans receivable                                           (599,179)                    --
  Donated capital                                                                                    300
                                                                -----------------      -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               2,052,647                    300

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      (725)                    --

                                                                -----------------      -----------------
NET INCREASE (DECREASE) IN CASH                                           395,282                 (6,570)
Cash - Beginning                                                           14,254                  7,005

CASH - Ending                                                   $         409,536      $             435
                                                                =================      =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITY:
                                                                -----------------      -----------------
 Issuance of stock for Miller distribution license              $       7,875,000      $
                                                                -----------------      -----------------
 Warrants issued and attached to debt                           $       1,037,000      $
                                                                -----------------      -----------------


                The accompanying notes are an integral part of these financial statements.

                                                    7

                    NASCENT WINE COMPANY, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE A - COMPANY OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------------------------

COMPANY OVERVIEW
----------------

The Company was incorporated under the laws of the State of Nevada, on December 31, 2002 (Date of inception). The Company had minimal operations until it acquired the rights to distribute Miller Beer in Baja California, Mexico from Piancone Group International, Inc. (PGII), issuing 17,500,000 shares of common stock at the par value $0.45 per share ($7,875,000) and paying off $800,000 debt of previous license holder. It started its distribution operations as of July 1, 2006.

In accordance with SFAS #7, the Company was considered a development stage company until it started operations on July 1, 2006.

The Company incorporated Best Beer S.A. de C. V. (Best) in May 2006 in order to distribute in Baja California.


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

STOCK - BASED COMPENSATION
--------------------------

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123r share based payment. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees and non employees. The Company did not grant any new employee options and no options were cancelled or exercised during the nine months ended September 30, 2006.

NOTE B - EARNINGS PER SHARE
---------------------------

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.

NOTE C - GOING CONCERN
----------------------

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

The Company commenced operations distributing Miller beer and other products in Baja California, Mexico starting July 1, 2006.

NOTE D - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following at September 30, 2006:

     Warehouse equipment                                             $ 144,860
     Office furniture and equipment                                     26,465
     Autos and trucks                                                   50,402
     Freezers                                                          105,018
     Leasehold improvements                                             38,502
                                                                     ---------
   Total                                                               365,246
   Accumulated depreciation                                             15,040
                                                                     ---------
                                                                     $ 350,206
                                                                     =========

NOTE E - INCOME TAXES
---------------------

The components of the deferred tax asset is as follows:

                                                              September 30, 2006
                                                              ------------------
         Deferred tax assets:
           Net operating loss carry-forward                   $       494,000

         Less: valuation allowance                                   (494,000)
                                                              ------------------

         Net deferred tax assets                              $            --
                                                              ==================

         The Company's operations are headquartered in the State of California and are subject to California state income taxes. The Company had available approximately 1,240,000 of unused Federal and State net operating loss carry-forwards at September 30, 2006 that may be applied against future taxable income. These net operating loss carry-forwards expire through 2023 for Federal purposes. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely that some or all of the deferred tax assets will not be realized. At September 30, 2006 valuations for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

         Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                              September 30, 2006
                                              -----------------
         Statutory federal tax (benefit) rate          (34.00)%
         Statutory state tax (benefit) rate             (5.83)%
                                              -----------------
         Effective tax rate                            (39.83)%

         Valuation allowance                            39.83%
                                              -----------------
         Effective income tax rate                       0.00%
                                              =================


NOTE F - NOTES PAYABLE
----------------------

The Company has obtained financing in the amount of $2,370,000 with interest payable at rate 8% annually. As additional consideration to obtain the $2,370,000 in loans due in one year, the Company issued warrants to the lenders to purchase 6,480,000 and 500,000 shares of common stock at a price per share of $0.25 and $0.40 respectively. The difference between the price to purchase shares and the closing price of the stock on the date of grant of the warrants ($1,037,000) is being written off over the life of the loans (one year). The un-amortized interest, $743,912 has been deducted from total of the loans payable at September 30, 2006

NOTE G - STOCKHOLDERS' EQUITY
-----------------------------

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

NOTE H - SEGMENT INFORMATION
----------------------------

The Company has adopted FAS Statement No. 131, "Disclosures about Segments of a Business Enterprise and Related Information".


                                                             United States    Mexico
                                                             -------------   ---------
     Net loss- for the nine months ended September 30, 2006  $   1,213,101   $   7,302

               for the nine months ended September 30, 2005  $       3,872   $      --

            Long lived assets (net)- at September 30, 2006   $      10,094   $ 340,011

                                     at September 30, 2005   $          --   $      --


NOTE I - SUBSEQUENT EVENTS
--------------------------

In May 2006 the Company entered into an Asset Purchase Agreement with Piancone Group International, Inc. (PGII) to acquire all of the assets and liabilities of PGII consisting primarily of distribution facilities in Baja California (warehousing, trucks, cold storage, office equipment, inventories, leases, etc.) for 15,000,000 shares of common stock. The closing date is set for October 1, 2006.

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

MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION

Results of operations
---------------------

         Starting the first of July 2006 the Company began the marketing and distribution of Miller beer, beverages and food products to over 1,000 customers in Baja California, Mexico, out of its distribution warehouses in Tijuana and Cabo San Lucas.

         For the period from inception to June 30, 2006, the Company had an accumulated loss of $355,000. The accumulated loss to September 30, 2006 was 1,240,439.

         The Company had administrative expenses of $1,076,000 most of which were for professional fees ($334,000) related to the acquisition of securing of the Miller beer rights to distribute their products in Baja California and the proposed acquisition of Piancone Group International, Inc. (PGII), amortization of acquisition of distribution rights of Miller Beer ($348,125), travel ($50,000) and general expenses of the new Mexican operations ($200,000).

         Interest expense increased to $362,000 principally because of the amortization of warrant interest ($293,000).

         We believe that our cash on hand as of September 30, 2006 of $409,536 is sufficient to continue operations for the next 12 months.

                             CONTROLS AND PROCEDURES

ITEM 3. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) and 15d-15(e) as of the end of the period September 30, 2006, have concluded that its disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by the Company in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commissions' Rules and Forms and that such information is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes made during our most recently completed fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Chief Executive Officer and Chief Financial Officer confirm that the review of the Controls and Procedures was conducted at September 30, 2006.

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

                        (a) Sandro Piancone
                        (b) William Lindberg

    32 Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

    99 *       Press Release dated May 2, 2006*

* Incorporated by reference herein filed previously with the Securities and Exchange Commission

(b) Reports on Form 8-K.

         8-K filed July 17, 2006 5.02 Change in Directors and 8.01 cancellation of shares 8-K filed August 11, 2.03 2006 Bridge loan acquired 8.01 Possible acquisition of Palermo Foods LLC

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           NASCENT WINE COMPANY, INC.
--------------------------------------------------------------------------------
                                  (Registrant)

       Signature                        Title                        Date

  /s/ Sandro Piancone          Chief Executive Officer         November 20, 2006
------------------------
    Sandro Piancone

  /s/ William Lindberg         Chief Financial Officer         November 20, 2006
------------------------
    William Lindberg

   /s/ Victor Petrone                 President                November 20, 2006
----------------------
     Victor Petrone

  /s/ Patrick Deparini                Secretary                November 20, 2006
----------------------
    Patrick Deparini