Form 10KSB
period 2006-12-31
Nascent Wine Company, Inc.
filed 2007-04-09
CIK 1310213

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO ________________________

Commission File Number: 333-120949

NASCENT WINE COMPANY, INC.

 (Name of Small Business Issuer in its Charter)

Nevada	82-0576512
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

2355-A Paseo de las Americas, San Diego, Ca 92154

 (Address of Principle Executive Offices)

(619) 661 0458

 (Issuer's Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year were $4,469,867. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 9, 2007 was $17,675,000 based upon the market price of the registrant's Common Stock of $1.01 as of March 9, 2007.

The number of the Company's shares of Common Stock outstanding as of March 9, 2007 was 52,118,750. The registrant has no outstanding non-voting common equity.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

NASCENT WINE COMPANY, INC

FORM 10-KSB ANNUAL REPORT

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2006

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements about the business, financial condition and prospects of the Company that reflect assumptions made by management and management's beliefs based on information currently available to it. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the Company's actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, the acceptance by customers of the Company's products and services, the Company's ability to develop new products and services cost-effectively, the ability of the Company to raise capital in the future, the development by competitors of products or services using improved or alternative technology, the retention of key employees and general economic conditions.

There may be other risks and circumstances that management is unable to predict. When used in this Form 10-KSB, words such as, "believes," "expects," "intends," "plans," "anticipates" "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

Item 1.  DESCRIPTION OF BUSINESS

Overview

We have been a wine distributor since 2002 and a food product and beer distributor since 2006.  We offer more than 2,000 food and food-related products to over 1,300 customers primarily in the Baja California region of Mexico and Miami Florida.  Our customers include grocery stores, convenience stores, hotels, resorts, cafeterias, schools, industrial caterers and restaurants.  We distribute a full line of frozen foods, such as meats, fully prepared entrees and desserts, and a full line of canned and dry goods, fresh meats and imported specialties.  We also distribute a wide variety of food-related items such as disposable napkins, plates and cups, and have the exclusive right to distribute Miller beer in Baja California, Mexico.

We believe that prompt and accurate delivery of orders, close contact with customers and the ability to provide a full array of products and services to assist customers in their food service operations are of primary importance in the marketing and distribution process.  We offer daily delivery to certain customer locations and have the capability of delivering special orders on short notice.  Through our 56 member sales force, we stay informed of the needs of our customers and acquaint them     with new products and services.  We also provide ancillary services to our customers relating to food service distribution such as providing product usage reports and other data, menu-planning advice, food safety training and assistance in inventory control.

Industry Background

Mexico’s hotel, restaurant and institutional food service sector accounts for annual sales of approximately $46 billion, according to a 2003 report by the U.S. Department of Agriculture.  The food service distribution industry in Mexico is highly fragmented and relatively undeveloped.  There are more than 25,000 independent food service distribution companies in Mexico with estimated average annual revenues of approximately $1.5 million.  Mexico’s hotel and restaurant businesses, especially in Baja California, are heavily dependent on tourism.  We believe that the majority of foreign tourists in Mexico are from the United States and generally prefer to purchase U.S. food products.  According to Mexico’s Secretary of Tourism in a 2003 report, there are approximately 11,618 hotels and over 200,000 restaurants in Mexico.

The food service industry in Mexico is served almost entirely by independent distributors.  While some hotels and restaurants import products directly, the number is relatively few and most foreign food products are imported through a distributor.  Due to the complex nature of importation and the large minimum order sizes imposed by food manufacturers, the intermediary role of the independent distributor is necessary for inventory warehousing and delivery.  Moreover, the roads and infrastructure of Mexico make U.S.-style, large-scale delivery and logistical methods difficult, necessitating more frequent deliveries using smaller delivery vehicles.  These unique logistical challenges may be an important barrier to entry for large “multi-supplier” U.S. food service distributors in the Mexican market.

Since there are no large, national food service distributors in Mexico, the industry is divided into three general categories:  (i) fast food distributors focused on international chains such as McDonald’s, Kentucky Fried Chicken, Domino’s Pizza and Burger King, (ii) specialized importers that serve middle and upper-tier markets and provide primarily foreign food products or products that are not widely available in Mexico and (iii) produce and basic dry goods distributors that distribute local products and widely-available foreign products.  Of these three categories, we believe the specialized importer adds the most value and has the highest profit margins.

We are primarily a specialized importer.  However, we believe that, over the next decade, Mexico will begin to see U.S.-style; “multi-supplier” companies enter this market.  Our goal is to become a leader in this market.  Due to the unique challenges in Mexico, major U.S. distributors such as Sysco, Inc. and U.S. Foodservice, Inc. may not choose to enter this market directly.  The primary competitive advantages of these companies are the economies of scale and large-scale logistical systems they have established.  We believe those systems may be difficult to implement in Mexico at this time.  Therefore, we believe that the larger distribution companies in Mexico may be companies using a distribution and sales system organically grown and operated in Mexico, such as ours.

Our Products

We distribute over 2,000 food and non-food products, including (i) products we offer under a 15-year exclusive distribution agreement with Atlantic International Products, Inc. for the CORA line of over 7,000 Italian foods and condiments, (ii) a five-year exclusive agreement with Miller Beer Company for the distribution of Miller beer in Baja California, exclusive distribution agreements for Avasoft Ice Cream, Reed Beverages, Ferraralle Water, Cabo Chips, (iv) proprietary products that we offer under a variety of our own brand names.

Our products include:

•

Beverages – bottled water, cocoa, coffee, drink mixes, juices, soda and tea.

•

Baking Ingredients – artificial sweeteners, cake mixes, canned milk, chocolate, cornmeal, donut mixes, fillings, flour, nuts, pancake mixes, powdered milk and sugar.

•

Condiments and Dressings – BBQ sauce, ketchup, cooking wine, hot sauce, mayonnaise, mustard, olives, pickles, relish, salad dressing and vinegar.

•

Fresh Meats – chicken, deli meats, ham, hot dogs, lamb, pork and sausage.

•

Frozen Foods – appetizers, french fries, bakery, chicken, desserts, duck, fruits, meat, pasta products, prepared foods, seafood, snacks, specialty items, turkey, vegetables, ice cream and onion rings.

•

Grocery Products – bread and rolls, canned fish, canned fruit, canned meats, canned vegetables, cereal, cookies, crackers, dessert mixes, dry beans, extracts and flavorings, jams, jellies, mints, oil, pasta, peanut butter, portion control, prepared foods, rice, seasonings, shortening, snacks, soup, soup bases, spices, syrups, tomato products and toppings.

•

Refrigerated Foods – butter, cheese, dressings, eggs, grated cheese, imported cheese, margarine, milk, refrigerated beverages, salads, sour cream and yogurt.

•

Specialty Foods – gourmet, imports and international cuisine.

•

Disposables – cake boxes, cutlery, doilies, donut boxes, foam cups, foam-hinged containers, foam plates, food trays, napkins, paper bags, paper cups, paper plates, pizza boxes, placemats, plastic bags, plastic plates, straws, paper towels and wood ware.

•

Candy – chocolates, hard candies and chewing gum.

•

Equipment – ice cream freezers and small wares ordered in advance.

•

Beer – the full line of Miller beers under an exclusive distribution agreement with the Miller Beer Company for Baja California, Mexico.

We purchase our products directly from manufacturers and through other distributors.

Our Customers

We have over 1,300 Mexican food service customers, divided into three major categories:

•

Supermarket chains including Calimax, Gigante, Casa Ley, Costco and Smart & Final, all among the largest supermarket chains in Mexico, along with chain convenience stores including AM/PM, OXXO and EXTRA.

•

Restaurant chains including TGI Friday’s, Applebee’s, Pizza Hut and Papa John’s.

•

Traditional food service retailers including independent restaurants, hotels, resorts, schools and caterers.

Business Strategy

Our goal is to increase revenue through both internal growth and the acquisition of smaller Mexican-based distributors.  We believe that the Mexican food service distribution market may be ideal for consolidation because it is fragmented, offers economies of scale related to cost reduction and elimination of redundant services and allows for improvements in inventory and accounts receivable financing, which is often the most significant factor limiting the growth of small distributors in Mexico.

 Specific benefits to consolidation in the food service distribution industry include:

•

Economies of scale.  Distribution is most efficiently done at scale.  As distribution size increases, margins may improve, suppliers may become more willing to provide products at attractive prices, financing may become available and customers may increase order size and frequency.  Other economies may include accounting and other administrative expenses, direct purchase discounts, warehousing costs and importation fees.

•

Simplified transport of goods.  Transportation represents a large percentage of the cost of a delivered food product, especially if it requires refrigeration.  By bundling many deliveries in one route or vehicle, the margins on individual deliveries may improve.

•

Ability to order directly from manufacturers.  Manufacturers often have minimum order sizes for direct purchases.  Until these can be met, distributors often must order through other larger distributors and pay a premium to them.  Once direct purchase is an option, margins may improve.

•

Regional and national accounts.  The ability to target regional and national account customers and name-brand suppliers that are too large for smaller distributors.

In addition to the purchase price and ease of integrating an acquisition, factors we consider in connection with an acquisition include:

Exclusivity agreements or private label agreements.

•

Whether the acquired company has the necessary personnel willing to stay on;

•

The acquired company’s corporate culture; and

•

The acquired company’s product mix and customer base.

We seek to standardize operating procedures across acquisitions as we become satisfied with the acquired company’s management and customer stability.

We believe acquisition candidates will be available to us.  Food service distributors in Mexico rely heavily on their principals and there is not an active or competitive market to purchase these companies.  Retiring company owners often terminate their operations as opposed to seeking a buyer.  Small distribution companies are under continual financial stress because they must internally finance nearly all of their inventory and receivables due to what we believe to be limited receivables financing and bank lending in Mexico.  For smaller distributors, the opportunity to have access to our inventory and resources and become a commissioned agent for us may also be attractive.

Marketing and Distribution

We currently have 56 full-time sales persons who are responsible for maintaining close contact with customers, visiting them regularly, distributing price lists and introducing new products.  Our sales staff regularly visits all hotels and restaurants in their territories in order to introduce our products and services to them.  In most cases our sales staff collects all payments for products directly from customers since checks are generally not sent through the mail in Mexico.  For larger, more institutional, clients our senior management often accompanies our sales staff on marketing visits.

Our marketing efforts also include:

•

Attendance at Food Shows.  We use food shows to attract new customers and introduce new products.  We invite interested buyers to a hotel or convention center and arrange for a representative from the manufacturer or supplier to present their products to them.

We deliver our products using approximately 26 trucks, including 10 refrigerated trucks, driven by 26 drivers.  We support our sales and deliveries by maintaining warehouses in San Diego Miami, 2 in Tijuana, Cabo San Lucas, Ensenada, Mexcali and Purto Penasco, Mexico.

Information Systems and Accounting

We currently manage the ordering, receiving, warehousing, inventory and delivery of products through several different accounting softwares.  These software assists us in timely and accurate financial reporting by our subsidiaries to our corporate headquarters.  In the future, we intend to enhance our warehouse management system by using barcode scanning to track products within our distribution centers.  This technology is intended to enhance productivity by reducing errors in inventory put-away and selection.

Competition

We primarily compete with over 25,000 small family businesses that distribute supplies to the food service industry.  Most of these companies specialize in one product category such as cheese, meat or canned goods.  There is no major U.S. or Mexico distributor that supplies the full line of grocery and refrigerated products to the food service market in Mexico.  We also compete with low price chain retailers such as Costco in Tijuana, Sam’s stores in Tijuana, Mexicali and Juarez and Smart & Final in Tijuana, Mexicali and Ensenada. As for the beer distribution business, the company has competition from the 2 large national breweries, Femsa and Grupo Modelo who control 80% of the beer market in Mexico.

With respect to competitive factors among food distribution companies, we believe that prompt and regular delivery service, price and exclusivity of certain product availability are the three major competitive factors.  We believe our delivery services, prices and product availability superior to most of our smaller competitors.  Our chain retail competitors offer prices equal to ours but generally do not provide delivery services and credit terms.

Employees

As of February 28, 2007, we had a total of 65 full-time employees operating from our San Diego, California and Miami Florida facility and our 6 warehouses in Mexico.  None of our employees is subject to a collective bargaining agreement and we have not experienced any work stoppages.  We believe that our employee relations are good.

Reports to Security Holders

(1)

We will furnish shareholders with annual financial reports certified by our independent accountants.

(2)

We are a reporting issuer with the Securities and Exchange Commission.  We file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended as required to maintain the fully reporting status.

(3)

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

Risks Related to the Company

Our food service business is a low-margin business such that any increase in our product costs or reduction in the selling price of our products could reduce our earnings.

We operate in the food service distribution industry, which is characterized by a high volume of sales with relatively low profit margins.  Certain of our sales are at prices that are based on product cost plus a percentage markup.  As a result, our earnings, if any, may be reduced if the price of food goes down, even though our percentage markup may remain constant.  Certain of our sales are also on a fixed fee-per-case basis.  Therefore, in an inflationary environment, our gross profit margins may be reduced.  Our earnings may also be negatively impacted by product cost increases that we may not be able to pass on to our customers.

We rely on obtaining food products from large suppliers and selling food products to large customers.  Accordingly, the loss of large suppliers or customers would reduce our revenue and profitability.

We sell a number of internationally known brands supplied to us by the manufacturers, such as Welch, Haagen-Dazs, Nestle, Hershey, Campbell, Motts, Purina, Pillsbury and Miller.  We also derive a substantial portion of our sales from large customers including chain supermarkets, convenience stores and restaurants.  We do not have long term distribution agreements with our large suppliers nor do we have purchase agreements with our large customers.  A material decrease in food products supplied by these large suppliers or a significant reduction in sales to our large customers would reduce our revenue and profitability.

Our growth may be dependent on our ability to complete acquisitions and integrate the operations of acquired businesses.

We seek to grow in part through acquisitions of other food service companies, although we can give no assurance that we will make such acquisitions.  If we do not integrate the operations of any such acquisitions, they may have a material adverse effect upon our operating results.

Achieving the benefits of acquisitions depends on the timely, efficient and successful execution of a number of post-acquisition events, including integrating the business of the acquired company into our purchasing programs, distribution network, marketing programs and reporting and information systems.  We may not be able to successfully integrate the acquired company’s operations or personnel, or realize the anticipated benefits of the acquisition.  Our ability to integrate acquisitions may be adversely affected by many factors, including the size of the business acquired and the allocation of our management resources among various integration efforts.

Our results of operations also may be adversely affected by expenses we incur in making acquisitions, by amortization of acquisition-related intangible assets and by additional depreciation expense attributable to acquired assets.  Any of the businesses we acquire may also have liabilities or adverse operating issues, including some that we fail to discover before the acquisition.

We could be subject to significant and costly product liability claims.

We could be subject to significant product liability claims if the food products we sell cause injury or illness.  We have liability insurance with respect to product liability claims.  This insurance may not continue to be available at a reasonable cost or at all, and may not be adequate to cover all product liability claims against us.  At times we seek contractual indemnification from resellers of our product, but any such indemnification is limited.  The costs associated with product liability claims and product recalls could significantly reduce our operating results.

Competition in our industry is intense and could increase our costs or reduce our revenue.

The food service distribution industry is highly competitive.  We compete with numerous smaller distributors and warehouse-style low cost retailers for customer sales.  Some of these distributors and retailers have substantially greater financial and other resources than we do.  In order to compete, we may be required to increase our marketing budget, which could increase our costs, or reduce our prices, which could reduce our revenue.

Our operations and profitability may be adversely affected by economic conditions in Mexico.

Our food service business is sensitive to Mexico’s national and regional economic conditions, and the demand for our food service products may be adversely affected by economic downturns in Mexico, a reduction of tourism in Mexico as well as inflation, regulation, taxation or political instability in Mexico.

Currency fluctuations or the devaluation and depreciation of the Peso could limit our ability to convert Pesos into U.S. Dollars and could subject us to foreign exchange losses, reducing our income and working capital.

A significant amount of our costs are U.S. Dollar-denominated, while our revenues are primarily Peso-denominated.  As a result, decreases in the value of the Peso against the U.S. Dollar could cause us to incur foreign exchange losses, which would reduce our income.  Severe devaluation or depreciation of the Peso may also result in governmental intervention, as has resulted in Argentina, or disruption of international foreign exchange markets.  This may limit our ability to transfer or convert Pesos into U.S. Dollars and other currencies.  The Mexican economy has suffered shortages in foreign exchange reserves in the past.  While the Mexican government does not currently restrict, and for more than ten years has not restricted, the right or ability of Mexican or foreign persons or entities to convert Pesos into U.S. Dollars or to transfer other currencies outside of Mexico, the Mexican government could institute restrictive exchange control policies in the future.  To the extent that the Mexican government institutes restrictive exchange control policies in the future, our ability to transfer or convert pesos into U.S. Dollars may be limited, which could reduce our working capital.

High inflation rates in Mexico may decrease demand for our food and food-related products while increasing our costs.

Mexico historically has experienced high levels of inflation, although the rates have been lower in recent years.  Nonetheless, Mexico’s current level of inflation remains higher than the annual inflation rates of its main trading partners.  High inflation rates can adversely affect our business and results of operations in the following ways:

•

Inflation can reduce consumer purchasing power, thereby reducing consumer demand for our products;

•

To the extent inflation exceeds our price increases, our prices and revenues will be reduced in “real” terms; and

•

If the rate of Mexican inflation exceeds the rate of devaluation of the Peso against the U.S. Dollar, our U.S. Dollar-denominated sales will decrease in relative terms when stated in constant Mexican Pesos.

Because our common stock may be classified as “penny stock,” trading may be limited, and the share price could decline.

Because our common stock may fall under the definition of “penny stock,” trading in the common stock, if any, may be limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving the common stock.  These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving the common stock.

“Penny stocks” are equity securities with a market price below $5.00 per share other than a security that is registered on a national exchange, included for quotation on the NASDAQ system or whose issuer has net tangible assets of more than $2,000,000 and has been in continuous operation for greater than three years.  Issuers who have been in operation for less than three years must have net tangible assets of at least $5,000,000.

Rules promulgated by the Securities and Exchange Commission under Section 15(g) of the Exchange Act require broker-dealers engaging in transactions in penny stocks, to first provide to their customers a series of disclosures and documents including:

•

A standardized risk disclosure document identifying the risks inherent in investment in penny stocks;

•

All compensation received by the broker-dealer in connection with the transaction;

•

Current quotation prices and other relevant market data; and

•

Monthly account statements reflecting the fair market value of the securities.

These rules also require that a broker-dealer obtain financial and other information from a customer, determine that transactions in penny stocks are suitable for such customer and deliver a written statement to such customer setting forth the basis for this determination.

Our directors, executive officers and affiliates will continue to exert significant control over our future direction, which could reduce the sale value of our Company.

Members of our Board of Directors and our executive officers, together with their affiliates, own a majority of the outstanding common stock.  Accordingly, these stockholders, if they act together, will be able to control all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions.  The concentration of ownership, which could result in a continued concentration of representation on our Board of Directors, may delay, prevent or deter a change in control and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our assets.

Investors should not anticipate receiving cash dividends on our common stock.

We have never declared or paid any cash dividends or distributions on our common stock and intend to retain future earnings, if any, to support our operations and to finance expansion.  Therefore, we do not anticipate paying any cash dividends on the common stock in the foreseeable future.

There is a reduced probability of a change of control or acquisition of us due to the possible issuance of preferred stock.  This reduced probability could deprive our investors of the opportunity to otherwise sell our stock in an acquisition of us by others.

Our Articles of Incorporation authorize our Board of Directors to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or designation of such series, without further vote or action by stockholders.  As a result of the existence of “blank check” preferred stock, potential acquirers of our company may find it more difficult to, or be discouraged from, attempting to effect an acquisition transaction with, or a change of control of, our company, thereby possibly depriving holders of our securities of certain opportunities to sell or otherwise dispose of such securities at above-market prices pursuant to such transactions.

Item 2.  DESCRIPTION OF PROPERTY

The Company maintains its corporate offices in San Diego, California. The Company occupies approximately 10,000 square feet pursuant to the lease agreement entered on July 31, 2006. The lease agreement is for a term of 24 months ending July 31, 2008 at $10,000 per month. Rental expense for this location was $ 60,000  for the year ended December 31, 2006.

The Company occupies approximately 22,900 square feet of warehouse space (Net Rentable Area) pursuant to the lease agreement entered on June 1, 2006. The premises are located in Tijuana, Mexico. The Company pays $6,720 per month with incremental increases of 3.75% after each 12 months for five years. Rental expense for the year was $47,040.

The Company acquired space in Miami Lakes, Florida, with the acquisition of Palarmo in November 2006. The lease termination date is January 31, 2011 with a monthly rent of $6,400 per month. Rental expense for the year ended December 31, 2006 was $9,000.

The Company rents some other warehouse space in other areas on a month to month  basis in order to facilitate delivery in other areas.

We believe that our existing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms, although we have no assurance that future terms would be as favorable as our current terms.

The Company has not invested in any real property at this time nor does the Company intend to do so. The Company has no formal policy with respect to investments in real estate or investments with persons primarily engaged in real estate activities.

Item 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PUBLIC MARKET

Nascent's common stock trades under the symbol NCTW on the NASD Over The Counter Bulletin Board (OTCBB). There were 112 shareholders of record as of March 9, 2007. The closing market price of the Company's common stock as of March 9, 2007 was $1.01.

The Company did not trade until May 2006.  The Company's high and low sales prices for each quarter within the last fiscal year ended December 31, 2006 is listed below as provided by the NASD OTC Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

2006	High	Low
First Quarter	N/A	N/A
Second Quarter	$1.01	$0.33
Third Quarter	$0.94	$0.55
Fourth Quarter	$1.03	$0.65

                     *  Historical data provided by Market Watch

SHARES AVAILABLE UNDER RULE 144

As of March 9, 2007, we have 52,118,750 shares of common stock outstanding, of which 17,500,000 shares may be sold at any time under Rule 144.  In general, under Rule 144 as currently in effect, a person, or persons whose shares are aggregated, who owns shares that were purchased from us, or any affiliate, at least one year previously, including a person who may be deemed our affiliate, is entitled to sell within any three month period, a number of shares that does not exceed the greater of:

1.

1% of the then outstanding shares of our common stock; or

2.

The average weekly trading volume of our common stock during the four calendar weeks preceding the date on which notice of the sale is filed with the Securities and Exchange Commission.

Sales under Rule 144 are also subject to manner of sale provisions, notice requirements and the availability of current public information about us.  Any person who is not deemed to have been our affiliate at any time during the 90 days preceding a sale, and who owns shares within the definition of “restricted securities” under Rule 144 under the Securities Act that were purchased from us, or any affiliate, at least two years previously, is entitled to sell such shares under Rule 144(k) without regard to the volume limitations, manner of sale provisions, public information requirements or notice requirements.

Future sales of restricted common stock under Rule 144 or otherwise or of the shares could negatively impact the market price of our common stock.  We are unable to estimate the number of shares that may be sold in the future by our existing stockholders or the effect, if any, that sales of shares by such stockholders will have on the market price of our common stock prevailing from time to time.  Sales of substantial amounts of our common stock by existing stockholders could adversely affect prevailing market prices.

DIVIDENDS

The Company does not expect to pay any dividends at this time. The payment of dividends, if any, will be contingent upon the Company's revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of the Company's Board of Directors and may be subject to restrictions under the terms of any debt or other financing arrangements that the Company may enter into in the future. The Company presently intends to retain all earnings, if any, for use in the Company's business operations and accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides the following information as of December 31, 2006, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

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

 During the year ended December 31, 2006, we have had subscribed an aggregate of 6,945,000 shares of our common stock  to a group of  accredited investors through Brookstreet Securities Corporation, as Placement Agent, at $0.40 per share pursuant to the exemption provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.  The shares were offered solely to accredited investors, no form of general advertising was used, all investors took the shares as an investment and not with the intent to distribute and all shares were issued with a restrictive legend thereon.  As additional consideration for acting as our Placement Agent, we will issue to Brookstreet warrants at $0.001 per warrant up to the number of 20% of shares sold   to purchase  shares of our common stock at $0.40 per share until three years after the initial closing.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this annual report. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those set forth at the end of this section under "Factors That May Impact Our Results of Operations".

Overview

The Company is incorporated in Nevada and until May 2006 the company was a development stage company. In May the company secured the distribution rights for Miller Beer in Baja California, Mexico, and began distributing food products and beer in July 2006. The company acquired two additional distribution companies operations, Piancone Group International, Inc. and Palermo Italian Food, LLC expanding the Mexico operations, offering more than 2,000 food and food-related products to over 1,300 customers primarily in the Baja California region of Mexico and Miami Florida at the year end 2006.  Our customers include grocery stores, convenience stores, hotels, resorts, cafeterias, schools, industrial caterers and restaurants.  We distribute a full line of frozen foods, such as meats, fully prepared entrees and desserts, and a full line of canned and dry goods, fresh meats and imported specialties.  We also distribute a wide variety of food-related items such as disposable napkins, plates and cups, and have the exclusive right to distribute Miller beer in Baja California, Mexico.

We believe that prompt and accurate delivery of orders, close contact with customers and the ability to provide a full array of products and services to assist customers in their food service operations are of primary importance in the marketing and distribution process.  We offer daily delivery to certain customer locations and have the capability of delivering special orders on short notice.  Through our 56 member sales force, we stay informed of the needs of our customers and acquaint them  with new products and services.  We also provide ancillary services to our customers relating to food service distribution such as providing product usage reports and other data, menu-planning advice, food safety training and assistance in inventory control.

Year ended December 31, 2006 as compared to Year ended December 31, 2005

We generated revenues of any consequence for the first time the last half of 2006, $4,679,868 as compared to $1,400 for the year ended December 31, 2005. However, the pro forma revenue of $16,180,000 for the year ended December 31, 2006 and $16,080,000 for the year ended December 31, 2005 indicates that the Company should do well above that in 2007.

Gross profit for the year ended December 31, 2006 was $701,271 (15%) of sales. The pro forma gross profit was also 15% of sales. In addition to adding additional sales the company will strive to improve on its margins.

Selling, general and administrative expenses were $2,455,000. Of this amount $634,000 were legal,  auditing and consulting costs associated with the acquisitions and start up of the Company’s distribution business , $265,000 were other taxes and $565,000 of (non-cash) amortization of the Miller Beer licensing agreement. The total pro forma expenses were 4,752,000 for the year ended December 31, 2006. By combining corporate duties and sales efforts we plan to eliminate a substantial amount of overhear.

Net loss for the year was $2,036,868 due primarily to interest expense of $289,580,  and the amount of legal, auditing and consulting cost,  other taxes  and amortization of the Miller Beer license $1,464,000 as discussed above.

Liquidity and capital resources

The Company had a cash balance of $476,376 at December 31, 2006 as compared to $14,254 at December 31, 2005. The Company has been able to raise capital  for operations and to acquire the Miller Beer distribution license by obtaining loans in the amount  of $2,076,000 and receiving subscription for stock in the amount of $2,335,000.

Item 7. FINANCIAL STATEMENTS

The consolidated financial statements of the Company required to be included in Item 7 are listed in this index, and follow this page:

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nascent Wine Company, Inc.

We have audited the accompanying Consolidated Balance Sheets of  Nascent Wine Company, Inc. as of December 31, 2006 and 2005, and the related Consolidated Statements of Operations, Consolidated Stockholders Equity (deficit),  and Consolidated Cash Flows for the periods then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated financial statements based upon our audits. We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nascent Wine Company, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not been profitable and has a negative current ratio. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount ands classification of liabilities that may result should the Company be unable to continue as a going concern.

Gruber & Company LLC

Lake St. Louis Missouri-March 30, 2007

NASCENT WINE COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	DECEMBER 31, 2006	DECEMBER 31, 2005
ASSETS
Current assets:

Cash	$476,376	$14,254
Accounts receivable	1,327,153	--
Inventory	1,137,459	1,789
Prepaid and deposits	177,976	--

TOTAL CURRENT ASSETS	3,118,964	16,043

Property and equipment, net	593,691	2,675

Other assets:
Acquisition of distribution rights of Miller Beer (net)	8,110,000	--
Goodwill	11,936,217	--

TOTAL ASSETS	$23,758,872	$18,718

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Accounts payable	$2,179,342	$--
Accrued expenses	402,312	--
Accrued interest	276,991	--
Credit cards	62,784	--
Bank loans	324,849	--
Loans payable, less un-amortized debt interest	932,005	--
Other loans payable	309,434	--
Shareholder loans	2,440,148
TOTAL CURRENT LIABILITIES	6,927,865	--

Long term debt	186.672	--
TOTAL LIABILITIES	7,114,537	--

Stockholders' equity:

Preferred stock, $0.001 par value, 5,000,000 shares
authorized no shares issued and outstanding	--	--
Common stock, $0.001 par value, 195,000,000 shares authorized 52,050,000 and 4,328,400 shares issued and outstanding as of December 31, 2006 and December 31, 2005, respectively	52,050	4,328
Additional paid-in capital	16,314,478	34,426
Subscribed stock less cost to sell	2,334,727
Accumulated other comprehensive loss	(15)	--
Deficit accumulated	(2,056,905)	(20,036)

TOTAL STOCKHOLDERS' EQUITY	16,644,335	18,718

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,758,872	$18,718

The accompanying notes are an integral part of these financial statements.

NASCENT WINE COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE YEAR ENDED DECEMBER 31, 2006	FOR THE YEAR ENDED DECEMBER 31, 2005

REVENUES	$4,679,868	$1,400
COST OF REVENUES	3,978,597	1,100

GROSS PROFIT	701,271	300

OPERATING EXPENSES
General and administrative expenses	2,455,561	13,993

TOTAL OPERATING EXPENSES	2,455,561	13,993

LOSS FROM OPERATIONS	(1,754,290)	(13,693)

OTHER INCOME AND (EXPENSE)
Interest income	7,003	--
Interest expense	(289,580)	--
Provision for income taxes	--	--

NET LOSS	$(2,036,868)	$(13,693)

NET (LOSS) PER SHARE – BASIC AND FULLY DILUTED	$(0.06)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND FULLY DILUTED	31,538,493	3,697,454

The accompanying notes are an integral part of these financial statements.

NASCENT WINE COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	COMMON STOCK
	NUMBER OF SHARES	PAR VALUE $.001	ADDITIONAL PAID-IN CAPITAL	SUBSCRIBED STOCK	COMPREHENSIVE INCOME	INCOME (DEFICIT)	TOTAL STOCKHOLDERS' ACCUMULATED EQUITY (DEFICIT)

Balance December 31, 2004	3,500,000	$ 3,500	$ 10,103	$ --	$ --	$ (6,343)	$ 7,260
Donated capital	--	--	300	--	--	--	300
Shares issued for cash	828,400	828	24,023	--	--	--	24,851
Net loss	--	--	--	--	--	(13,693)	(13,693)
Balance December 31, 2005	4,328,400	4,328	34,426	--	--	(20,036)	18,718
April 11, 2006 20 to 1 split	82,240,400	82,240	(82,240)	--	--	--	--
Shares cancelled April 27, 2006	(69,068,800)	(69,068)	69,068	--	--	--	--
Shares issued for Miller
Beer distribution license	17,500,000	17,500	7,857,500	--	--	--	7,875,000
Shares issued for acquisition of
certain assets and liabilities of
Piancone Group International, Inc.	15,000,000	15,000	5,985,000	--	--	--	6,000,000
Shares issued for acquisition of
Palarmo Italian Foods, LLC	1,250,000	1,250	998,750	--	--	--	1,000,000
Shares issued to extinguish debt	800,000	800	197,123	--	--	--	197,923
Stock subscribed for cash
6,945,000 at $0.40	--	--	--	2,778,000	--	--	2,778,000
Cost to sell subscribed stock	--	--	--	(443,273)	--	--	(443,273)
Warrants issued and attached to debt	--	--	1,254,850	--	--	--	1,254,850
Net loss	--	--	--	--	--	(2,036,868)	(2,036,868)
Adjustment for foreign
Currency translation	--	--	--	--	(15)	--	(15)
Comprehensive loss	--	--	--	--	--	--	(2,036,883)
Balance September 30, 2006 (Unaudited)	52,050,000	$ 52,050	$16,314,477	$2,334,727	$ (15)	$(12,056,904)	$16,644,335

The accompanying notes to financial statements are an integral part of this statement

NASCENT WINE COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE YEAR ENDED DECEMBER 31, 2006	FOR THE YEAR ENDED DECEMBER 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,036,868)	$(13,693)
Adjustment to reconcile net loss to net cash
used for operating activities:
Shares issued for expenses	36,006	333
Depreciation	565,000	--
Amortization of distribution rights	110,855	--

Changes in operating assets and liabilities:
Increase in accounts receivable	(863,242)	--
Increase in inventory	(424,279)	(1,789)
Increase in deposits	(177,428)	--
Increase in accrued interest	203,269	--
Increase in accounts payable	276,527	--
Increase in accrued expense	425,878	--
NET CASH USED FOR OPERATING ACTIVITIES	1,884,281	(15,149)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(52,248)	(2,754)
Acquisition of license to distribute Miller Beer	(800,000)	--
Acquisition of Piancone Group International, Inc.	(478,679)	--
Acquisition of Palarmo Italian Foods LLC	(1,000,000)	--
NET CASH USED FOR INVESTING ACTIVITIES	(2,330,927)	(2,754)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in bridge loans payable	2,076,000	--
Increase in other loans payable	(233,728)	--
Increase in shareholder loans	460,000	--
Increase (decrease) in bank loans	42,691	--
Common stock subscribed-net of expenses	2,334,727	24,852
Donated capital	--	300
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,679,690	25,152

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,374)	--

NET INCREASE (DECREASE) IN CASH	462,122	7,249
Cash - Beginning	14,254	7,005

Cash - Ending	$476,376	$14,254

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY:
Issuance of stock for Miller distribution license	$7,875,000	$--
Warrants issued and attached to debt	$1,254,850	$--
Interest paid	$25,500	$--
Income taxes paid	$--	$--

The accompanying notes are an integral part of these financial statements.

NASCENT WINE COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

(UNAUDITED)

NOTE A - COMPANY OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY OVERVIEW

The Company was incorporated under the laws of the State of Nevada, on December31, 2002 (Date of inception). The Company had minimal operations until it acquired the rights to distribute Miller Beer in Baja California, Mexico from Piancone Group International, Inc. (PGII), issuing 17,500,000 shares of common stock at the par value $0.45 per share ($7,875,000) and paying off $800,000 debt of previous license holder. It started its distribution operations as of July 1, 2006.

In accordance with SFAS #7, the Company was considered a development stage company until it started operations on July 1, 2006.

The Company incorporated Best Beer S.A. de C. V. (Best Beer) in May 2006 in order to distribute in Baja California.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Best Beer S.A. de C. V., International Food Services, Inc. and Palermo Italian Foods, LLC.

The financial statements have been consolidated with the parent company and all inter-company transactions and balances have been eliminated in consolidation.

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

INVENTORIES

Inventories are accounted for on the first-in, first-out basis. Any products reaching their expiration dates are written off.

REVENUE RECOGNITION

The Company reports revenue using the accrual method, in which revenues are recorded as services are rendered or as products are delivered and billings are generated.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company has not had sufficient experience with bad debts to establish a policy.  However, the Company has reviewed all accounts and determined that no allowance for uncollectible accounts are required at December 31, 2006

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is three to ten years.

IMPAIRMENT OF LONG-LIVED ASSETES

The Company acquired long-lived assets during the last six month of the year ended December 31, 2006. The company will review the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable and\or annually.  No impairment losses were recorded in 2006.

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

STOCK - BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123r share based payment. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees and non employees. The Company did not grant any new employee options and no options were cancelled or exercised during the year  ended December 31, 2006.

EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.

GOING CONCERN

The accompanying financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has sustained significant losses and has used capital raised through the issuance of stock to fund activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. This statement does not effect the company’s financial statements.

In October 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the first quarter of the Company’s fiscal year 2007). This statement does not effect the company’s financial statements

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the company’s balance sheets, statements of operations and related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. This statement does not effect the company’s financial statements

In September 2006, the FASB issued SFAS No. 158, “Employer’s accounting for Defined Benefit Pension and Other Post Retirement Plans”.  SFAS No. 158 requires employers to recognize in its statement of financial position an asset or liability based on the retirement plan’s over or under funded status.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. This statement does not effect the company’s financial statements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. This statement does not effect the company’s financial statements

In October 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the first quarter of the Company’s fiscal year 2007). This statement does not effect the company’s financial statements

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the company’s balance sheets, statements of operations and related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. This statement does not effect the company’s financial statements

In September 2006, the FASB issued SFAS No. 158, “Employer’s accounting for Defined Benefit Pension and Other Post Retirement Plans”.  SFAS No. 158 requires employers to recognize in its statement of financial position an asset or liability based on the retirement plan’s over or under funded status.  SFAS No. 158 is effective for fiscal years ending after December 15, This statement does not effect the company’s financial statements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Issues No. 157, “Fair Value Measurements” (“SFAS 157”), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year This statement does not effect the company’s financial statements

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006.  This statement does not effect the company’s financial statements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS NO. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. This statement does not effect the company’s financial statements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. This statement does not effect the company’s financial statements

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of the other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. This statement does not effect the company’s financial statements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 is a replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  This statement does not effect the company’s financial statements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished.  Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets.  The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis.  By focusing the exception on exchanges that lack commercial substance, the FASB believes this statement produces financial reporting that more faithfully represents the economics of the transactions.  SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance.  The provisions of SFAS 153 shall be applied prospectively.  This statement does not effect the company’s financial statements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. This statement does not effect the company’s financial statements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Issues No. 157, “Fair Value Measurements” (“SFAS 157”), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. This statement does not effect the company’s financial statements

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006.  This statement does not effect the company’s financial statements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS NO. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied.

This statement does not effect the company’s financial statements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. This statement does not effect the company’s financial statements

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of the other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. This statement does not effect the company’s financial statements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 is a replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This statement does not effect the company’s financial statements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished.  Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets.  The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis.  By focusing the exception on exchanges that lack commercial substance, the FASB believes this statement produces financial reporting that more faithfully represents the economics of the transactions.  SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance.  The provisions of SFAS 153 shall be applied prospectively.  This statement does not effect the company’s financial statements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004 This statement does not effect the company’s financial statements

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2006:

Warehouse equipment	$ 224,860
Office furniture and equipment	99,654
Computers	40,917
Autos and trucks	102,051
Freezers	125,568
Leasehold improvements	38,502
Total	631,551
Accumulated depreciation	37,860
$ 593,691

Depreciation for the year ended December 31, 2006 was $36,006.

NOTE C – OPERATING LEASES

The Company maintains its corporate offices in San Diego, California including warehouse space. In addition it maintains warehouse space and offices in Tijuana, Mexico and Miami Lakes, Florida.

Future payments on the operating leases are as follows:

2007	$262,128
2008	$170,425
2009	$88700
2010	$92,076
2011	$38,931

NOTE D - INCOME TAXES

The components of the deferred tax asset are as follows:

	December 31, 2006	December 31, 2005
Deferred tax assets:
Net operating loss carry-forward	$697,000	$7,000
Valuation allowance	(697,000)	(7,000)
Net deferred tax assets	$-	$-

The Company had available approximately $1,791,000 and $20,000 of unused Federal and California net operating loss carry-forwards at December 31, 2006 and 2005, respectively, that may be applied against future taxable income. These net operating loss carry-forwards expire through 2025 and 2017 for Federal and State purposes, respectively. The State of California has suspended the use of net operating losses for years ended December 31, 2002 and 2003. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

The Company has available approximately $20,000 of unused Mexico net operating loss carry-forwards at December 31, 2006, that may be applied against future taxable income. These net operating loss carry-forwards expire through 2015.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows for the years ended December 31:

	2006	2005
Statutory federal tax (benefit) rate	(34.00%)	(34.00%)
Statutory state tax (benefit) rate	(5.83%)	(5.83%)
Statutory foreign tax (benefit) rate	(34.00%)	(34.00%)
Effective tax rate	32.00%	32.00%
Valuation allowance	39.83%	39.83%
Effective income tax rate	-	-

Mexico enacted a new income tax law on January 1, 2002. This law provides for a 1% annual reduction in the income tax rate beginning in 2003 to 34% and ending at a rate of 32% in 2005.

NOTE E - NOTES PAYABLE

The Company has obtained Bridge loan financing in the amount of $2,076,000 with interest payable at rate 8% annually. As additional consideration to obtain the $2,376,000 in loans due in one year, the Company issued warrants to the lenders to purchase 7,167,125 shares of common stock at a price per share of $0.25 to $0.84. The difference between the price to purchase shares and the closing price of the stock on the date of grant of the warrants ($1,254,850) is being written off over the life of the loans (one year). The un-amortized interest, $1,122,995 has been deducted from total of the loans payable at December 31, 2006.

NOTE F - STOCKHOLDERS' EQUITY

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

On April 27, 2006, the Company issued 17,500,000 shares of common stock to acquire the distribution rights for Miller beer in Baja California, Mexico at a per share value of $0.45 per share ($7,875,000) and paid off the debt of the previous license holder to Miller Beer ($800,000). The total cost of the license was $8,675,000. The Company is amortizing the acquisition over 10 year and will evaluate the value of the intangible asset on an annual basis.

During the year ended December 31, 2006, we have had subscribed an aggregate of 6,945,000 shares of our common stock  ($2,778,000 less $443,273 cost to sell) to a group of  accredited investors through Brookstreet Securities Corporation, as Placement Agent, at $0.40 per share pursuant to the exemption provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.   As additional consideration for acting as our Placement Agent, we will issue to Brookstreet warrants at $0.001 per warrant up to the number of 20% of shares sold   to purchase shares of our common stock at $0.40 per share until three years after initial closing.

NOTE G - ACQUISITION OF PIANCONE GROUP INTERNATIONAL, INC. AND PALARMO ITALIAN FOOD, LLC

Acquisition of Piancone Group International, Inc. (PGII)

On October 1, 2006, the Company issued 15,000,000 shares of common stock at $0.40 per share, the Value of shares issued through  ($6,000,000) to acquire certain assets and liabilities of Piancone Group International, Inc. (PGII). Among other businesses PGII had a distribution business in Baja California, Mexico, that the Company needed to facilitate its Miller Beer distribution business acquired earlier (see Note F above). The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition.

Current assets	$257,899
Property, plant and equipment	16,035
Goodwill	9,413,258
Other assets	114,073
Current liabilities	(1,102,059)
Notes payable	(82,418)
Shareholder loans	(2,121,648)
Other payables	(495,140)

TOTAL PURCHASE PRICE	$6,000,000

Acquisition of Palermo Italian Foods, LLC

On November 15, 2006, the Company issued 1,250,000 shares of common stock at $0.80 per share, the value of the closing stock price on that date ($1,000,000) and paid $1,000,000 to acquire Palermo Italian Foods LLC (Palermo) , an Italian food import and distribution company based in Miami, Florida, serving Miami, Mexico and Puerto Rico.

Current assets	$832,668
Property, plant and equipment	200,000
Goodwill	2,523,493
Current liabilities	(908,975)
Notes payable	(647,186)

TOTAL PURCHASE PRICE	$2,000,000

The pro forma financial information that the consolidated operations of the Company as if the PGII and Palermo acquisitions had occurred as of the beginning of the periods present below.

	FOR THE YEAR ENDED DECEMBER 31, 2006
	AS REPORTED BY THE COMPANY	PGII	PALERMO	PRO FORMA
REVENUES	$4,679,868	$3,078,760	$8,422,196	$16,180,824
COST OF SALES	3,978,597	2,431,795	7,279,557	13,689,949

GROSS PROFIT	701,271	646,965	1,142,639	2,490,875

GENERAL AND ADMINISTRATIVE EXPENSES	2,192,614	1,292,471	1,267,074	4,752,159

LOSS FROM OPERATIONS	(1,491,343)	(645,506)	(124,435)	(2,261,284
OTHER INCOME (EXPENSE)
INTEREST INCOME	7,003	1,313	--	8,316
INTEREST EXPENSE	(289,580)	(561,409)	(112,263)	(963,252)
PROVISION FOR INCOME TAXES	--	--	--	--

NET LOSS	$(1,773,920)	$(1,311,631)	$(236,698)	$(3,216,220)

	FOR THE YEAR ENDED DECEMBER 31, 2005
	AS REPORTED BY THE COMPANY	PGII	PALERMO	PRO FORMA
REVENUES	$1,400	$3,452,618	$12,626,435	$16,080,453
COST OF SALES	1,100	3,166,009	11,491,582	14,421,762

GROSS PROFIT	300	286,609	1,134,853	1,421,762

GENERAL AND ADMINISTRATIVE EXPENSES	13,993	1,038,144	2,133,122	3,185,259

LOSS FROM OPERATIONS	(13,693)	(751,535)	(998,269)	(1,763,497)
OTHER INCOME (EXPENSE)
INTEREST EXPENSE	--	(193,220)	--	(193,220)
LOSS ON INVESTMENT		(65,000)		(65,000)
PROVISION FOR INCOME TAXES	--	--	--	--

NET LOSS	$(13,693)	$(1,009,755)	$(998,269)	$(2,021,717)

NOTE H - SEGMENT INFORMATION

The Company has adopted FAS Statement No. 131, "Disclosures about Segments of a Business Enterprise and Related Information".

	United States	Mexico
Net loss for the year ended December 31, 2006	$1,753,930	$282,938
Net loss for the year ended December 31, 2005	$13,693	$--

Long lived assets (net) at December 31, 2006	$261,283	$332,408
Long lived assets (net) at December 31, 2005	$2,675	$--

NOTE I - RELATED PARTY TRANSACTIONS

The Company has unsecured loans form stockholders totaling $2,581,648 at December 31, 2006. The loans have various due dates and contain interest rates ranging from 0% to 18%.

The maturities of notes payable at December 31, 2006 are as follows:

For the year ended December 31,
2007	$2,440,148
2008	$141,500

On May 3, 2006, we acquired the exclusive rights from Piancone Group International, Inc. to market Miller Beer in Baja California, Mexico, in exchange for 17,500,000 shares of our common stock.  At that time, neither Sandro Piancone nor Piancone Group was an affiliate.  Concurrent with the acquisition of these rights, Sandro Piancone became our Chief Executive Officer and a director.  In June 2006, we acquired substantially all of the assets of Piancone Group in exchange for the issuance of 15,000,000 shares of our common stock.  Sandro Piancone, our Chief Executive Officer and a director, was the Chief Executive Officer, a director and the controlling stockholder of Piancone Group International, Inc. at the time its assets were acquired by us.  We believe our purchase of Piancone Group’s assets was fair and reasonable.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL MATTERS

There have been no change in auditors nor disagreements on accounting and financial matters with the auditors and accountants.

Item 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) and 15d-15(e) as of the end of the period December 31, 2006, have concluded that its disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by the Company in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commissions' Rules and Forms and that such information is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes made during our most recently completed fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Chief Executive Officer and Chief Financial Officer confirm that the review of the Controls and Procedures was conducted for the period ended December 31, 2006.

Item 8B. OTHER INFORMATION

None

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

The Directors and Executive Officers of the Company, and their ages, are as follows:

Name	Age	Position
Sandro Piancone	38	Director, Chief Executive Officer
Victor Petrone	36	Director, President
William Lindberg	74	Chief financial officer
Patrick Deparini		Director, Secretary and Treasurer

Sandro Piancone became our Chief Executive Officer in June 2006 prior to our acquisition of  the Piancone Group International, a firm he founded and acted as its Chief Executive Officer since January 2001.  From January 2000 to February 2002, Mr. Piancone was also President and a director of E-Food Depot, USA, Inc.  From April 1998 to November 1999, he was vice president of sales and marketing for Roma Exporting, a food supplier to Mexico.  His duties there included securing new distributors throughout Mexico and implementing marketing programs for those distributors.  In 1991, he founded Tele-Chef Catering, which became one of San Diego’s largest catering companies and was merged with Mt. Etna Pizza Corp. in 1995.  From 1995 to 1998, Mr. Piancone was Vice President and a director of Mt. Etna.  From 1987 to 1991, he was the publisher of US Pizza News, the largest pizza trade newspaper in the United States.  Mr. Piancone is fluent in Spanish and Italian.

Victor Petrone became our President in June 2006.  He was the President of International Food Specialists from 2004 until he joined us.  From 2001 to 2004, he oversaw the operations of the Specialty Market Division of Sysco Food Service Corporation.  From 1999 to 2001, he was employed by Roma Food Enterprises, Inc., a food service distributor, as General Manager of the Western United States and Mexico.  He is a graduate of the Wharton School of Business at the University of Pennsylvania.  Mr. Petrone is fluent in Spanish and Italian.

William Lindberg, Chief Financial Officer, began his accounting career with Arthur Anderson & Co. after graduating from California State College at Los Angeles in 1958. He spent a great deal of his time in the International business in charge of offices in Montevideo, Uruguay, Buenos Aires, Argentina, Santiago, Chile, Tehran, Iran and Quito, Ecuador. He has been a consultant to the since 2004. He is fluent in English and Spanish.

COMMITTEES

The Company does not currently have standing audit, nominating or compensation committees of the Board of Directors, or committees performing similar functions.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission, or the SEC. These officers, directors and stockholders are required by SEC regulations to furnish us with copies of all such reports that they file.

Based solely upon a review of copies of such reports furnished to us during the fiscal year ended December 31, 2006 and thereafter, or any written representations received by us from reporting persons that no other reports were required, we believe to the best of our knowledge, that, during our fiscal 2006, all Section 16(a) filing requirements applicable to our reporting persons were met, however, some of the filings may have been filed late.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation for services rendered during the last three fiscal years to our company in all capacities as an employee by our Chief Executive Officer and our other executive officers whose aggregate cash compensation exceeded $100,000 (collectively, the "named executive officers") during fiscal 2006 shown below. Since the Officers and Directors have only been with the Company since the May 2006 only that year is pertinent. The annual salary for Sandro Piancone and Victor Petrone has been set by the Board of Directors at $120,000 annually.

Summary Compensation Table

Name and Principal Position	Year	Salary(1) ($)	Bonus(3) ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation(5) ($)	Total ($)
Sandro Piancone	2006	$50,000	$--	$--	$--	$--	$--
Chief Executive Officer and Director	2005	$--	$--	$--	$--	$--	$--
	2004	$--	$--	--	$--	$--	$--
Victor Petrone	2006	$40,000	$--	$--	($--	$--	$--
President and Director	2005	$--	$--	$--	$--	$--	$--
	2004	$--	$--	--	$--	$--	$--
William Lindberg	2006	$32,500	$--	$--	$--	$--	$--
Chief Financial Officer	2005	$--	$--	$--	$--	$--	$--
	2004	$--	$--	$--	$--	$--	$--
Patrick Depirini	2006	$--	$--	$--	$--	$--	$--
Director, Secretary and Treasurer	2005	$--	$--	$--	$--	$--	$--
	2004	$--	$--	$--	$--	$--	$--

COMPENSATION OF DIRECTORS

The Company reimburses each Director for reasonable expenses (such as travel and out-of-pocket expenses) in attending meetings of the Board of Directors. Directors are not separately compensated for their services as Directors.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL

ARRANGEMENTS

None

Item 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of the Company as of March ----, 2007, by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group.

	Percent of
	Number of	Outstanding
Name and Address	Voting Shares	Voting Shares

Sandro Piancone	14,204,224	27%
Director, CEO
2255-A Paseo de las Americas
San Diego, Ca. 92154

Victor Petrone	2,266,969	4%
Director
2255-A Paseo de las Americas
San Diego, Ca. 92154

William Lindberg	676,707	1%
Chief Financial Officer
2255-A Paseo de las Americas
San Diego, Ca. 92154

All directors and officers
as a group (3 persons)	17,147,900	32%

(1)      Includes

(2)      Includes

The Company had 52,118,750 shares of common stock issued and outstanding as of March 9, 2007. The Company has 112 shareholders as of March 9, 2007.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV

Item 13. EXHIBITS

Exhibit No.	Description

Exhibit 31	CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER PURSUANT
TO SECTION 302 OF THE SARBANES-OXLEY ACT

Exhibit 32	CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT

Item 14. PRINCIPAL FEES AND SERVICES.

Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company.

Audit Fees: During 2006 and 2005 the Company paid E Randall Gruber CPA a total of $2,500 and $1,500 for professional services rendered in connection with performance of our independent audits for the years ending December 31, 2005 and 2004, respectively.

All Other Fees: None

Tax Fees: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

NASCENT WINE COMPANY, INC.

Dated: April 5, 2007

By:  /s/ Sandro Piancone

Sandro Piancone,

Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sandro Piancone	Chief Executive Officer	Date: 4/5/07
Sandro Piancone

/s/ Victor Petrone	President and Director	Date: 4/5/07
Victor Petrone

/s/ William Lindberg	Chief Financial Officer	Date: 4/5/07
William Lindberg