Form 10QSB
period 2007-03-31
Nascent Wine Company, Inc.
filed 2007-05-14
CIK 1310213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: March 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to _____________


Commission File Number: 333-120949


                           NASCENT WINE COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Nevada                                   82-0576512
                ------                                   ----------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)


       2355 Paseo de las Americas
            San Diego, Ca.                                 92154
            --------------                               ----------
 (Address of principal executive offices)                (Zip Code)


                                 (619) 661 0458
                                 --------------
              (Registrant's telephone number, including area code)


                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: April 20, 2007 52,118,750 shares outstanding

--------------------------------------------------------------------------------

                    NASCENT WINE COMPANY, INC. AND SUBSIDIARIES



                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION                                              3
   Unaudited Financial Statements                                           3
   Consolidated Balance Sheets                                              4
   Consolidated Statements of Operations                                    5
   Consolidated Statements of Cash Flows                                    6
   Notes to Financial Statements                                            7
   Management's Discussion and Plan of Operation                           11
   Controls and Procedures                                                 13
PART II - OTHER INFORMATION                                                13

Item 1.  Legal Proceedings
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.  Defaults On Senior Securities
Item 4.  Submission of Items to a Vote
Item 5.  Other Information
Item 13.
(a) Exhibits
(b) Reports on Form 8K

SIGNATURES AND CERTIFICATES                                        14

--------------------------------------------------------------------------------


                         UNAUDITED FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes that are included in the Company's December 31, 2006 annual report on Form 10-KSB previously filed with the Commission on April 17, 2007, and subsequent amendments made thereto.


NASCENT WINE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                                         MARCH 31, 2007    DECEMBER 31, 2006
                                                         --------------    -----------------
ASSETS
Current assets:

Cash                                                      $     43,088       $    476,376
Accounts receivable                                          1,623,671          1,327,153
Inventory                                                    1,781,192          1,137,459
Prepaid and deposits                                           191,932            177,976
                                                          ------------       ------------
     TOTAL CURRENT ASSETS                                    3,639,883          3,118,964

Property and equipment, net                                    666,661            593,691

Other assets:
 Acquisition of distribution rights of Miller Beer
(net)                                                        7,893,126          8,110,000
 Goodwill                                                   11,936,217         11,936,217
                                                          ------------       ------------
   TOTAL ASSETS                                           $ 24,135,887       $ 23,758,872
                                                          ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Accounts payable                                          $  2,522,648       $  2,179,342
Accrued expenses                                               333,734            137,037
Accrued interest                                               323,152            276,991
Credit cards                                                   170,189             62,784
Bank loans                                                     317,152            324,849
Loans payable, less un-amortized debt interest               1,224,073            932,005
Other loans payable                                            142,705            309,434
Shareholder loans                                            2,346,785          2,440,148
                                                          ------------       ------------
  TOTAL CURRENT LIABILITIES                                  7,380,438          6,662,590


Long term debt                                                 219,125            186,672
                                                          ------------       ------------
  TOTAL LIABILITIES                                          7,599,563          6,849,262

Stockholders' equity:

Preferred stock, $0.001 par value, 5,000,000 shares
   authorized no shares issued and outstanding                      --                 --
Common stock, $0.001 par value, 195,000,000 shares
  authorized 52,118,750 and 52,050,000 shares issued
  and outstanding as of March 31, 2007 and
  December 31,2006, respectively                                52,119             52,050
Additional paid-in capital                                  16,341,909         16,314,478
Subscribed stock less cost to sell                           3,262,545          2,334,727
Accumulated other comprehensive loss                            13,040                 (1)
Deficit accumulated                                         (3,133,289)        (1,791,644)
                                                          ------------       ------------
   TOTAL STOCKHOLDERS' EQUITY                               16,536,324         16,909,610


   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 24,135,887       $ 23,758,872
                                                          ============       ============


The accompanying notes are an integral part of these financial statements.




NASCENT WINE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                                 FOR THE THREE      FOR THE THREE
                                                                                  MONTHS ENDED       MONTHS ENDED
                                                                                 MARCH 31, 2007     MARCH 31, 2006
                                                                                 --------------     --------------

REVENUES                                                                          $  5,134,927       $        389
COST OF REVENUES                                                                     4,161,354                243
                                                                                  ------------       ------------


GROSS PROFIT                                                                           973,573                146

OPERATING EXPENSES
 General and administrative expenses                                                 1,553,993              3,931

                                                                                  ------------       ------------
TOTAL OPERATING EXPENSES                                                             1,553,993              3,931


LOSS FROM OPERATIONS                                                                  (580,420)            (3,785)

OTHER INCOME AND (EXPENSE)
 Interest income                                                                         3,041                 --
 Interest expense                                                                     (556,193)                --
 Provision for income taxes                                                                 --                 --

                                                                                  ------------       ------------
NET LOSS                                                                          $  1,133,572       $     (3,785)
                                                                                  ============       ============


NET (LOSS) PER SHARE - BASIC AND FULLY DILUTED                                    $      (0.02)      $      (0.00)
                                                                                  ============       ============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND FULLY DILUTED        52,074,208          4,328,400
                                                                                  ============       ============




The accompanying notes are an integral part of these financial statements.




NASCENT WINE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                               FOR THE THREE MONTHS     FOR THE THREE MONTHS
                                                               ENDED MARCH 31, 2007     ENDED MARCH 31, 2006
                                                               --------------------     --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $(1,133,572)             $    (3,785)
 Adjustment to reconcile net loss to net cash
  used for operating activities:
  Shares issued for expenses                                           4,000                       --
  Depreciation                                                        34,564                      164
  Amortization of distribution rights                                216,875                       --
  Warrants issued for interest                                       442,068                       --

Changes in operating assets and liabilities:
  Increase in accounts receivable                                 (1,178,653)                      --
  (Increase) decrease in inventory                                  (643,849)                     243
  Increase in deposits                                               (15,506)                      --
  Increase in accrued interest                                        69,785                       --
  Increase in accounts payable                                     1,221,247                       --
  Increase in credit cards                                           107,405
  Decrease in accrued expense                                        (61,569)                      --
  Decrease in deferred lease                                          (4,213)
                                                                 -----------              -----------
NET CASH USED FOR OPERATING ACTIVITIES                              (941,418)                  (3,378)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                          (112,659)                    (611)
                                                                 -----------              -----------
NET CASH USED FOR INVESTING ACTIVITIES                              (112,659)                    (611)


CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in bridge loans payable                                  (150,000)                      --
  Decrease in shareholder loans                                      (40,520)                      --
  Decrease in bank loans                                            (116,100)                      --
  Common stock subscribed-net of expenses                            927,818                       --
                                                                 -----------              -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            621,198                       --

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (408)                      --
                                                                 -----------              -----------
NET INCREASE (DECREASE) IN CASH                                     (433,287)                  (3,989)
Cash - Beginning                                                     476,375                   14,254
                                                                 -----------              -----------
CASH - Ending                                                    $    43,088              $    10,265
                                                                 ===========              ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITY:
 Issuance of stock for shareholder loans                         $    23,500              $       --
                                                                 ===========              ===========
 Issuance of stock for services                                  $     4,000              $       --
                                                                 ===========              ===========
 Warrants issued and attached to debt                            $    43,750              $       --
                                                                 ===========              ===========
 Interest paid                                                   $    45,201              $       --
                                                                 ===========              ===========


The accompanying notes are an integral part of these financial statements.

                    NASCENT WINE COMPANY, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

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

The Company incorporated Best Beer S.A. de C. V. (Best Beer) in May 2006 in order to distribute in Baja California.

The Company acquired the assets of Piancone Group International, Inc., which was merged into Nascent, and Palermo Italian Foods, LLC in the fourth quarter of 2006.

PRINCIPLES OF CONSOLIDATION
----------------------------

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Best Beer S.A. de C. V., International Foodservice Specialists, Inc. and Palermo Italian Foods, LLC.

The financial statements have been consolidated with the parent company and all inter-company transactions and balances have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION
----------------------------

The Company translates the foreign currency financial statements of its foreign operations in accordance with Generally Accepted Accounting Principles by translating balance sheet accounts at the appropriate historical or current exchange rate on the balance sheet date and the income statement accounts using the prevailing exchange rates at the transaction date. Translation gains and losses are recorded in stockholders' equity and realized gains and losses are reflected in operations.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS
-------------------------------
The Company has not had sufficient experience with bad debts to establish a policy. However, the Company has reviewed all accounts and determined that an allowance for uncollectible accounts required at March 31, 2007 is $50,000

PROPERTY AND EQUIPMENT
----------------------

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is three to ten years.

IMPAIRMENT OF LONG-LIVED ASSETES
--------------------------------

The Company acquired long-lived assets during the last six month of the year ended December 31, 2006. The company will review the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable and\or annually. No impairment losses were recorded in 2007.

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

STOCK - BASED COMPENSATION
--------------------------

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123r share based payment. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees and non employees. The Company did not grant any new employee options and no options were cancelled or exercised during the three months ended March 31, 2007.

EARNINGS PER SHARE
---------------------------

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.

GOING CONCERN
-------------

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

The Company commenced operations distributing Miller beer and other products in Baja California, Mexico starting July 1, 2006.

NOTE B - NOTES PAYABLE
----------------------

The Company has obtained Bridge loan financing. The balance at March 31, 2007 is $1,926,000 with interest payable at rate 8% annually. As additional consideration to obtain the loans due in one year, the Company issued warrants to the lenders to purchase 9,045,000 shares of common stock at a price per share of $0.25 to $0.84. The difference between the price to purchase shares and the closing price of the stock on the date of grant of the warrants $1,759,750 is being written off over the life of the loans (one year). The un-amortized interest, $701,927 has been deducted from total of the loans payable at March 31, 2007. Interest amortized during the period was $442,068.`

NOTE C - STOCKHOLDERS' EQUITY
-----------------------------

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

During the three months ended March 31, 2007 the Company issued 10,000 shares of common stock for services rendered in the amount of $4,000 and 58,750 shares of common stock to redeem notes payable to shareholders in the amount of $23,500. The Company received subscriptions for an additional 2,781,250 shares of common stock in the amount of $1,112,500 less expenses of $184,682.

NOTE D- SEGMENT INFORMATION
----------------------------

The Company has adopted FAS Statement No. 131, "Disclosures about Segments of a Business Enterprise and Related Information".


                                                               United States          Mexico
                                                               -------------          ------
Net loss for the three months ended March 31, 2007            $      1,124,162   $        9,410
Net loss for the three months ended March 31, 2006            $          3,785   $           --
Long lived assets (net) at March 31, 2007                     $        345,556   $      321,105
Long lived assets (net) at March 31, 2006                     $          2,011   $           --


NOTE E - RELATED PARTY TRANSACTIONS
-----------------------------------

The Company has unsecured loans form stockholders totaling $2,519,785 at March 31, 2007. The loans have various due dates and contain interest rates ranging from 0% to 18%.


The maturities of notes payable at March 31, 2007 are as follows:

         For the twelve months ending March 31
         -------------------------------------
         2008                                               $      2,397,785
         2009                                               $        122,000

On May 3, 2006, we acquired the exclusive rights from Piancone Group International, Inc. to market Miller Beer in Baja California, Mexico, in exchange for 17,500,000 shares of our common stock. At that time, neither Sandro Piancone nor Piancone Group was an affiliate. Concurrent with the acquisition of these rights, Sandro Piancone became our Chief Executive Officer and a director. In June 2006, we acquired substantially all of the assets of Piancone Group in exchange for the issuance of 15,000,000 shares of our common stock. Sandro Piancone, our Chief Executive Officer and a director, was the Chief Executive Officer, a director and the controlling stockholder of Piancone Group International, Inc. at the time its assets were acquired by us. We believe our purchase of Piancone Group's assets was fair and reasonable.

NOTE F - PRO FORMA STATEMENT OF OPERATIONS
------------------------------------------

Pro Forma Statement of operation including PGII and Palermo, which were acquired in the fourth quarter of 2006.

                                                                PRO FORMA FOR
                                          FOR THE THREE       THE THREE MONTHS
                                           MONTHS ENDED        ENDED MARCH 31,
                                          MARCH 31, 2007            2006
                                          --------------      ----------------
REVENUES                                  $ 5,134,927          $ 3,617,797
COST OF REVENUES                            4,161,354            2,926,811
                                          -----------          -----------
GROSS PROFIT                                  973,573              690,986

OPERATING EXPENSES
 General and administrative expenses        1,553,993              701,889
                                          -----------          -----------

LOSS FROM OPERATIONS                         (580,420)             (10,903)

OTHER INCOME AND (EXPENSE)
 Interest income                                3,041                   --
 Interest expense                            (556,572)             (70,149)
 Provision for income taxes                        --                   --
                                          -----------          -----------
NET LOSS                                  $ 1,133,572          $   (81,051)
                                          ===========          ===========


Note G - SUBSEQUENT EVENT
-------------------------

On April 27, 2007 the Company issued convertible promissory notes in the amount of $3,500,000, at an interest rate of 18%. The notes are secured by any and all of the Company's assets, and real, personal or mixed properties. The lenders received warrants to purchase 875,000 shares of common stock expiring April 27, 2012. Certain penalties apply if repayment is not received on certain future dates.

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

Quarter ended March 31, 2007 as compared to Quarter ended March 31, 2006

In order to make the quarter comparative we are including the Pro Forma Statement of operation including PGII and Palermo, which were acquired in the fourth quarter of 2006.

                                                                PRO FORMA FOR
                                          FOR THE THREE       THE THREE MONTHS
                                           MONTHS ENDED        ENDED MARCH 31,
                                          MARCH 31, 2007            2006
                                          --------------      ----------------
REVENUES                                  $ 5,134,927            $ 3,617,797
COST OF REVENUES                            4,161,354              2,926,811
                                          -----------            -----------
GROSS PROFIT                                  973,573                690,986

OPERATING EXPENSES
 General and administrative expenses        1,553,993                701,889
                                          -----------            -----------

LOSS FROM OPERATIONS                         (580,420)               (10,903)

OTHER INCOME AND (EXPENSE)
 Interest income                                3,041                     --
 Interest expense                            (556,572)               (70,149)
 Provision for income taxes                        --                     --
                                          -----------            -----------
NET LOSS                                  $ 1,133,572            $   (81,051)
                                          ===========            ===========



We generated revenues of $5,135,000 compared to $3,618,000 for the three months ended March 31, 2007 and 2006 respectively. The increase is due primarily to the increase in sales of Miller Beer, the distribution contract we acquired in May 2006.

Gross profit for the period ended March 31, 2007 was $974.000 (19%) of sales as compared to 691,000 (19) of sales for the same period in 2006. In addition to increasing sales volumes the Company is also striving to increase the percentage of gross profit.

Selling, general and administrative expenses were $1,554,000 for the three months ended March 31, 2007 as compared to 702,000 for the same period 2006. The increase is due to the increase in amortization of the Miller Beer license $216,000, legal and other professional fees associated with the continued financing $307,000 and the opening of additional distribution warehouses in Puerto Penasco, Mexicali and Cabo San Lucas $150,000 By combining corporate duties and sales efforts we plan to eliminate a substantial amount of overhear.

Net loss from operation $580,000 is the result of all the factors above. The Company will continue to increase sales and margins on sales and reducing overhead expenses.

Net loss of $1,134,000 is a result of the Company's debt interest of $556,000. The Company continues on working to convert debt to equity.

Liquidity and capital resources

The Company had a cash balance of $43,088 at March 31, 2007 as compared to $476,376 at December 31, 2007. The Company has been able to raise capital for operations, which include $1,179,000 increase in accounts receivable, $644,000 increase in inventories with only a $1,221,000 increase in payables, a net increase of $602,000 in just this first quarter. In addition the Company paid down debt of $306,000 during this quarter.

The Company expects to finance the capital needed with additional issuances of its securities. In order to fund the Company's growth, the Company has engaged Brookstreet Securities Corporation to provide investment banking services. There is no assurance that the Company will be able to secure additional financing.

Item 8-A. CONTROLS AND PROCEDURES
          -----------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) and 15d-15(e) as of the end of the period Marxh 31, 2007, have concluded that its disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by the Company in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commissions' Rules and Forms and that such information is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.
There were no changes made during our most recently completed fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Chief Executive Officer and Chief Financial Officer confirm that the review of the Controls and Procedures was conducted for the period ended March 31, 2007.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                                NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       NONE

Item 3. Defaults on Senior Securities                                     NONE

Item 4. Submission of Items to a Vote                                     NONE

Item 5. Other Information                                                 NONE


Item 6.

(a)     Exhibits
        --------
        The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

        Exhibit No.        Description
        -----------        -----------

      * Exhibit 10.1       Subscription Agreement

      * Exhibit 10.2       Warrant Agreement

      * Exhibit 10.3       Escrow Agreement

      * Exhibit 10.4       Standstill Agreement

      * Exhibit 10.5       Agreement for the purchase and sale of assets between
                           Vacation and Cruise Resources, Inc. and Joystar, Inc.
                           dated August 11, 2005.

      * Exhibit 10.6       Employment Agreement with William M. Alverson.

        Exhibit 31 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

        Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

b) Reports on 8K during the quarter:

     None

     * Previously filed with the Securities and Exchange Commission

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        NASCENT WINE COMPANY, INC.

Dated: May 11, 2007                     By:  /s/ Sandro Piancone
                                        --------------------------------
                                        Sandro Piancone,
                                        Chief Executive Officer

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Sandro Piancone              Chief Executive Officer          Date: 5/11/07
------------------------
    Sandro Piancone


/s/ Victor Petrone               President and Director           Date: 5/11/07
------------------------
   Victor Petrone


/s/ William Lindberg            Chief Financial Officer           Date: 5/11/07
------------------------
   William Lindberg