Form 10QSB
period 2007-06-30
Nascent Wine Company, Inc.
filed 2007-08-14
CIK 1310213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: June 30, 2007

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

                                 Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: July 25, 2007 82,716,547 shares outstanding

--------------------------------------------------------------------------------

                   NASCENT WINE COMPANY, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

   Unaudited Financial Statements                                            2
   Consolidated Balance Sheets                                               3
   Consolidated Statements of Operations                                     4
   Consolidated Statements of Cash Flows                                     5
   Notes to Financial Statements                                             6
   Management's Discussion and Plan of Operation                            11
   Controls and Procedures                                                  13

PART II - OTHER INFORMATION                                                 13

Item 1.  Legal Proceedings                                                  13
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        13
Item 3.  Defaults On Senior Securities                                      13
Item 4.  Submission of Items to a Vote                                      13
Item 5.  Other Information                                                  13
Item 6.  (a) Exhibits                                                       13
         (b) Reports on Form 8K                                             13

SIGNATURES AND CERTIFICATES                                                 14

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


NASCENT WINE COMPANY, INC. AND ITS CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                                         JUNE 30, 2007        DECEMBER 31, 2006
                                                        ---------------      -------------------
ASSETS
Current assets:

Cash                                                    $      842,385       $          476,376
Accounts receivable, less allowance of
  $50,000 & $50,000                                          3,749,811                1,327,153
Inventory                                                    4,219,474                1,137,459
Prepaid and deposits                                           830,701                  177,976

                                                        ---------------      -------------------
     TOTAL CURRENT ASSETS                                    9,642,371                3,118,964

Property and equipment, net                                  1,491,589                  593,691


Other assets:
 License to distribution Miller Beer
   (net)of amortization                                      7,183,541                8,110,000
 Licensed Marks                                              4,400,000                       --
 Goodwill                                                   11,104,286               11,936,217

                                                        ---------------      -------------------
   TOTAL ASSETS                                         $   33,821,787       $       23,758,872
                                                        ===============      ===================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Accounts payable                                        $    4,118,264       $        2,179,342
Accrued expenses                                               491,928                  137,037
Accrued interest                                               212,164                  276,991
Credit cards                                                   114,469                   62,784
Bank loans                                                     610,078                  324,849
Loans payable, less un-amortized debt interest                 776,029                  932,005
Other loans payable                                             99,491                  309,434
Capital lease deferred                                         824,567                       --
Acquisition loans                                            4,412,500                       --
Shareholder loans                                              628,208                2,440,148
                                                        ---------------      -------------------
  TOTAL CURRENT LIABILITIES                                 12,287,698                6,662,590

Long term debt                                                      --                  186,672
                                                        ---------------      -------------------
  TOTAL LIABILITIES                                                                   6,849,262

Stockholders' equity:

Preferred stock, $0.001 par value, 5,000,000
  shares authorized no shares issued and
  outstanding                                                       --                       --
Common stock, $0.001 par value, 195,000,000
  shares authorized 82,716,547 and 52,050,000
  shares issued and outstanding as of June 30,
  2007 and December 31,2006, respectively                       82,716                   52,050
Additional paid-in capital                                  27,084,501               16,314,478
Subscribed stock less cost to sell                             222,340                2,334,727
Accumulated other comprehensive loss                            31,140                       (1)
Deficit accumulated                                         (5,886,608)              (1,791,644)

                                                        ---------------      -------------------
   TOTAL STOCKHOLDERS' EQUITY                              21,534,,089               16,909,610


   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $   33,821,787       $       23,758,872
                                                        ===============      ===================


            The accompanying notes are an integral part of these financial statements.




NASCENT WINE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                               FOR THE SIX         FOR THE SIX         FOR THE THREE        FOR THE THREE
                                               MONTHS ENDED        MONTHS ENDED         MONTHS ENDED         MONTHS ENDED
                                              JUNE 30, 2007       JUNE 30, 2006        JUNE 30, 2007        JUNE 30, 2006
                                             ---------------     ---------------      ---------------      ---------------

REVENUES                                     $   12,925,678      $          389       $    7,790,751       $           --
COST OF REVENUES                                 10,742,867                 243            6,581,513                   --
                                             ---------------     ---------------      ---------------      ---------------


GROSS PROFIT                                      2,182,811                 146            1,209,238                   --

OPERATING EXPENSES
 General and administrative expenses              5,038,405             265,408            3,484,412              253,475

                                             ---------------     ---------------      ---------------      ---------------
TOTAL OPERATING EXPENSES                          5,038,405             265,408            3,484,412              253,475


LOSS FROM OPERATIONS                             (2,855,594)           (265,408)          (2,275,174)            (253,475)

OTHER INCOME AND (EXPENSE)
 Interest income                                      6,052                 911                3,011                  911
 Interest expense                                  (980,163)            (71,704)            (423,970)             (71,704)
 Provision for income taxes                              --                                       --                   --

                                             ---------------     ---------------      ---------------      ---------------
NET LOSS                                     $   (3,829,705)     $     (335,055)      $   (2,696,133)      $     (323,268)
                                             ===============     ===============      ===============      ===============


NET (LOSS) PER SHARE - BASIC AND FULLY
DILUTED                                      $        (0.07)     $        (0.01)      $        (0.05)      $        (0.01)
                                             ===============     ===============      ===============      ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING BASIC AND FULLY DILUTED              53,184,119          23,687,845           54,281,188           29,807,692
                                             ===============     ===============      ===============      ===============


                         The accompanying notes are an integral part of these financial statements.



NASCENT WINE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                 FOR THE SIX           FOR THE SIX
                                                                                 MONTHS ENDED          MONTHS ENDED
                                                                                JUNE 30, 2007         JUNE 30, 2006
                                                                               ---------------       ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                       $   (3,829,704)       $     (335,055)
 Adjustment to reconcile net loss to net cash
  used for operating activities:
  Shares issued for expenses                                                           84,000                    --
  Depreciation                                                                         86,328                   164
  Amortization of distribution rights                                                 926,459               131,250
  Warrants issued for interest                                                        556,524                51,942
Changes in operating assets and liabilities:
  Increase in accounts receivable                                                  (2,881,898)             (201,955)
  (Increase) decrease in inventory                                                 (1,723,114)             (284,566)
  Increase in deposits                                                               (186,414)              (39,104)
  Increase (decrease)in accrued interest                                              (48,703)               18,762
  Increase in accounts payable                                                      3,160,045               314,990
  Increase in credit cards                                                             51,685                    --
  Decrease in accrued expense                                                        (148,592)                   --

                                                                               ---------------       ---------------
NET CASH USED FOR OPERATING ACTIVITIES                                             (3,953,384)             (343,572)


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                                           (776,504)              (37,940)
  Acquisition of license to distribute Miller Beer                                         --              (800,000)
  Acquisition of Licensed Marks                                                    (4,400,000)                   --
  Acquisition of Pasani\Eco Pac, net of cash acquired                              (1,577,959)                   --

                                                                               ---------------       ---------------
NET CASH USED FOR INVESTING ACTIVITIES                                             (6,754,463)             (837,940)


CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in bridge loans payable                                        (556,000)            1,520,000
  Common stock issued for cash-less expenses                                        7,286,544                    --
  Increase in acquisition loans                                                     4,412,500                    --
  Increase in bank loans                                                               16,271                    --
  Decrease in shareholder loans                                                      (965,425)                   --
  Increase in other loans                                                              54,318                    --
  Increase in capital leases                                                          824,567                    --
                                                                               ---------------       ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          11,072,775             1,520,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 1,082                  (153)


                                                                               ---------------       ---------------
NET INCREASE (DECREASE) IN CASH                                                       366,010               338,335
Cash - Beginning                                                                      476,375                14,254

                                                                               ---------------       ---------------
CASH - Ending                                                                  $      842,385        $      352,589
                                                                               ===============       ===============


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY:
 Issuance of stock for shareholder loans                                       $    1,130,391        $           --
                                                                               ===============       ===============
 Issuance of stock for Miller distribution license                                         --             7,875,000
                                                                               ===============       ===============
 Issuance of stock for services                                                $       84,000        $           --
                                                                               ===============       ===============
 Warrants issued and attached to debt                                          $      156,000        $      626,000
                                                                               ===============       ===============
 Interest paid                                                                 $                     $           --
                                                                               ===============       ===============


                      The accompanying notes are an integral part of these financial statements.

                                                          5

                   NASCENT WINE COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


NOTE A - COMPANY OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL INFORMATION

The consolidated financial statements of Nascent Wine Company, Inc. (the "Company"), and its wholly-owned subsidiaries, Best Beer S.A. de C. V., (Best
Beer) International Foodservice Specialists, Inc. (IFS), Palermo Italian Foods, LLC (Palermo), Pasani, S.A de C.V. and Eco Pac Distributing, LLC as of June 30, 2007 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six months ended June 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for any future period.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2006.

COMPANY OVERVIEW

The Company was incorporated under the laws of the State of Nevada, on December 31, 2002 (Date of inception). The Company had minimal operations until it acquired the rights to distribute Miller Beer in Baja California, Mexico from Piancone Group International, Inc. (PGII), issuing 17,500,000 shares of common stock at the par value $0.45 per share ($7,875,000) and paying off $800,000 debt of previous license holder. It started its distribution operations as of July 1, 2006. In addition to Beer it distributes food and beverage products.

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

In May 2007 the Company acquired Pasani, S.A.de C.V. and Eco Pac Distributing, LLC that distributes imported products throughout Mexico.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Best Beer S.A. de C. V., (Best Beer) International Foodservice Specialists, Inc. (IFS), Palermo Italian Foods, LLC (Palermo), Pasani, S.A de C.V. and Eco Pac Distributing, LLC

The financial statements have been consolidated with the parent company and all inter-company transactions and balances have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

The Company translates the foreign currency financial statements of its foreign operations in accordance with Generally Accepted Accounting Principles by translating balance sheet accounts at the appropriate historical or current exchange rate on the balance sheet date and the income statement accounts using the prevailing exchange rates at the transaction date. Cash flow statements are are prepared in the foreign currency prior to translation. Translation gains and losses are recorded in stockholders' equity and realized gains and losses are reflected in operations.

BASIS OF PREPARATION OF FINANCIAL STATEMENTS

The accompanying financial statements are prepared in accordance with U.S. generally accepted accounting standards (GAAP). The financial statements have been prepared assuming that the Company will continue as a going concern.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets, and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates, however the Company is not currently aware of any changes in such estimates.

INVENTORIES

Inventories are accounted for on the first-in, first-out basis. Any products reaching their expiration dates are written off.

REVENUE RECOGNITION

The Company reports revenue using the accrual method, in which revenues are recorded as services are rendered or as products are delivered and billings are generated.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company has not had sufficient experience with bad debts to establish a policy. However, the Company has reviewed all accounts and determined that an allowance for uncollectible accounts required at June 30, 2007 is $50,000

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is three to ten years.

IMPAIRMENT OF LONG-LIVED ASSETES

The Company acquired long-lived assets during the last six month of the year ended December 31, 2006 and first six months of 2007. The company will review the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable and\or annually. No impairment losses were recorded in 2007.

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

STOCK - BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123r share based payment. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees and non employees. The Company did not grant any new employee options and no options were cancelled or exercised during the six months ended June 30, 2007.

EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

The Company commenced operations distributing Miller beer and other products in Baja California, Mexico starting July 1, 2006. The Company has acquired additional distribution companies during the past year.

NOTE B - NOTES PAYABLE

The Company has obtained Bridge loan financing that reached $4,515,000 at the end of May 2007. The balance at June 30, 2007 is $1,520,000 with interest payable at rate 8% annually. As additional consideration to obtain the loans, the Company issued warrants to the lenders to purchase 10,774,000 shares of common stock at a price per share of $0.25 to $1.05. The difference between the price to purchase shares and the closing price of the stock on the date of grant of the warrants $1,305,000 is being written off over the life of the loans (one year). The un-amortized interest, $744,000 has been deducted from total of the loans payable at June 30, 2007. Interest amortized during the period was $502,000

NOTE C - STOCKHOLDERS' EQUITY

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

During the six months ended June 30, 2007 the Company issued 75,000 shares of common stock for services rendered in the amount of $84,000 and 2,821,000 shares of common stock to redeem notes payable to shareholders in the amount of $1,130,000. The Company received subscriptions for an additional 21,304,000 shares of common stock in the amount of $8,522,000 less expenses of $1,235,000.

At June 30, 2007 the Company had outstanding warrants to purchase 18,788,553 shares of common stock at a price of between $0.25 and $1.05 expiring in 2010. If all warrants were exercised the Company would receive $7,070,000.

NOTE D- SEGMENT INFORMATION

The Company has adopted FAS Statement No. 131, "Disclosures about Segments of a Business Enterprise and Related Information".

                                                             United
                                                             States             Mexico
                                                          -------------      -------------
      Net loss for the six months ended June 30, 2007     $   3,333,846      $    495,859
      Net loss for the six months ended June 30, 2006     $     196,000      $      8,000

      Long lived assets (net) at June 30, 2007            $     976,533      $    515,056
      Long lived assets (net) at June 30, 2006            $       3,000      $     37,000

NOTE E - RELATED PARTY TRANSACTIONS

The Company has unsecured loans form stockholders totaling $628,000 at June 30, 2007. The loans have various due dates and contain interest rates ranging from 10% to 18%. During the six months ended June 30, 2007 the Company issued 2,820,977 to retire $1,130,391 of shareholder debt.

The maturities of notes payable at June 30, 2007 are as all within one year.

On May 3, 2006, we acquired the exclusive rights from Piancone Group International, Inc. to market Miller Beer in Baja California, Mexico, in exchange for 17,500,000 shares of our common stock. At that time, neither Sandro Piancone nor Piancone Group was an affiliate. Concurrent with the acquisition of these rights, Sandro Piancone became our Chief Executive Officer and a director. In October 2006, we acquired substantially all of the assets of Piancone Group in exchange for the issuance of 15,000,000 shares of our common stock. Sandro Piancone, our Chief Executive Officer and a director, was the Chief Executive Officer, a director and the controlling stockholder of Piancone Group International, Inc. at the time its assets were acquired by us. We believe our purchase of Piancone Group's assets was fair and reasonable.

NOTE F - ACQUISITION OF PASANI, S.A. DE C.V.(PASANI) AND ECO PAC DISTRUBUTING, LLC (ECO)

On May 11, 2007, the Company issued notes payable in the amount of $1,600,000 with interest at 8% to acquire Pasani and Eco (a related company to Pasani) distribution companies based in Mexico City. The note is payable $500,000 with interest November 11, 2007 and $1,000,000 May 11, 2008 with interest. The notes may be converted to common stock at $1.40 per share

     Current assets                          $    2,843,087
     Property, plant and equipment                  172,017
     Goodwill                                      (682,907)
     Current liabilities                           (732,196)

                                             ---------------

     TOTAL PURCHASE PRICE                    $    1,600,000
                                             ===============

The pro forma financial information is that of the consolidated operations of the Company as if the Pasani acquisitions had occurred as of the beginning of the period present below.

                                                         FOR THE SIX MONTHS ENDED JUNE 30, 2007
                                        ------------------------------------------------------------------------
                                          AS REPORTED
                                            BY THE           FOUR MONTHS        FOUR MONTHS
                                            COMPANY            PASANI               ECO             PRO FORMA
                                        ---------------    ---------------    ---------------    ---------------
REVENUES                                $   12,925,678     $    2,279,922     $      109,711     $   15,315,311
COST OF SALES                               10,742,867          1,383,948                 --         12,126,815
                                        ---------------    ---------------    ---------------    ---------------

GROSS PROFIT                                 2,182,811            895,974            109,711          3,188,496

GENERAL AND ADMINISTATIVE EXPENSES           5,038,405            469,738             35,549          5,543,692
                                        ---------------    ---------------    ---------------    ---------------

GAIN (LOSS) FROM OPERATIONS                 (2,855,594)           426,236             74,162         (2,355,196)
OTHER INCOME (EXPENSE)
INTEREST INCOME                                  6,052                                                    6,052
INTEREST EXPENSE                              (980,163)              (269)            (5,075)          (985,487)
PROVISION FOR INCOME TAXES                          --                 --                 --                 --
                                        ---------------    ---------------    ---------------    ---------------

NET LOSS                                $   (3,829,705)    $      425,987     $       69,087     $   (3,334,631)
                                        ===============    ===============    ===============    ===============

Pro Forma Statement of operations for the sx months ended June 30, 2006 includes PGII and Palermo, which were acquired in the fourth quarter of 2006 and Pasani/Eco Pac acquired in May 2007. The Pro Forma Statement of operations for the six months ended June 30, 2007 includes Parsani/Eco Pac acquired in May 2007.

                                           Pro Forma            Pro Forma
                                          for the six          for the six
                                         months ended         months ended
                                         June 30, 2007        June 30, 2006
                                        ---------------      ---------------

REVENUES                                $   15,315,311       $    9,933,000
COST OF REVENUES                            12,126,815            6,791,000
                                        ---------------      ---------------

GROSS PROFIT                                 3,188,496            1,142,000

OPERATING EXPENSES
 General and administrative expenses         5,543,692            2,568,000
                                        ---------------      ---------------

GAIN FROM OPERATIONS                        (2,355,196)             574,000

OTHER INCOME AND (EXPENSE)
 Interest income                                 6,052                2,000
Interest expense                              (985,487)            (570,000)
Provision for income taxes                          --                   --
                                        ---------------      ---------------

NET GAIN                                $   (3,334,631)      $        6,000
                                        ===============      ===============

NOTE G - ACQUISITION OF LICENSED MARKS

On May 11, 2007 the company entered into a License Agreement with One Seven Props, Inc. whereby the Company was granted an exclusive license to use Licensed Marks in the United States and Mexico. The Company paid $1,900,000 and a promise to pay $2,500,000 May 11, 2008.The Company will amortize the license total $4,400,000 over 20 years.

NOTE H - SUBSEQUENT EVENT

In July, 2007 the Company acquired Groupo Sur Promociones de Mexico S.A. de C.V. (Groupo Sur) and related companies for a purchase price of $4,500,000. The amount of the purchase price is payable $1,000,000 at closing and the issuance of a note payable in the amount of $3,500,000 at an interest rate of 6% The note is payable $1,500,000 on June 30, 2008 and $2,000,000 with interest on December 31, 2008. The note is payable in cash or convertible into shares at the market closing sales price on the day immediately prior to the conversion.

Grupo Sur has been in the Mexican market for 30 years and is one of the leading field marketing and below the line marketing organization in Mexico with 4,500 contract employees servicing 240,000 retail accounts including supermarkets and convenience stores. Gurop Sur's expertise includes merchandising, promotions, sampling , retail data collection and sales and marketing of retail products

On July 3, 2007 the Company sold $8,000,000 of its Series A Convertible Preferred Stock, par value $0.001 per share to York Select Unit Trust, Your Credit Opportunities and York Select (York). The Series A Convertible Preferred Stock is convertible into 20,000,000 shares of the Company's common stock, par value $0.001, of the Company, based upon a conversion price of $0.40 per share and a liquidation amount of $8.00 per share.

The Company paid a cash finder's fee of $560,000 and issued to the finder an aggregate of 1,600,000 common share warrants, each warrant exercisable to purchase one share of common stock at any time until July 3, 2010 at a purchase price of $0.40 per share.

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

OVERVIEW

         The Company is incorporated in Nevada and until May 2006 the company was a development stage company. In May the company secured the distribution rights for Miller Beer in Baja California, Mexico, and began distributing food products and beer in July 2006. The company acquired two additional distribution companies operations, Piancone Group International, Inc. and Palermo Italian Food, LLC expanding the Mexico operations, offering more than 2,000 food and food-related products to over 1,300 customers primarily in the Baja California region of Mexico and Miami Florida at the year end 2006. Our customers includePUT IN PASANI grocery stores, convenience stores, hotels, resorts, cafeterias, schools, industrial caterers and restaurants. We distribute a full line of frozen foods, such as meats, fully prepared entrees and desserts, and a full line of canned and dry goods, fresh meats and imported specialties. We also distribute a wide variety of food-related items such as disposable napkins, plates and cups, and have the exclusive right to distribute Miller beer in Baja California, Mexico.

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

RESULTS OF OPERATIONS

Six months ended June 30, 2007 as compared to six months ended June 30, 2006

The Company was in the development stage until June 30, 2006.

We generated revenues of $12,926,000 compared to $389 for the six months ended June 30, 2007 and 2006 respectively. The increase is due primarily to the increase in sales of Miller Beer, the distribution contract we acquired in May 2006 and our not starting operations until July 1, 2006.

Gross profit for the period ended June 30, 2007 was $2,183,000 (17%) of sales as compared to $146 of sales for the same period in 2006. In addition to increasing sales volumes the Company is also striving to increase the percentage of gross profit.

Selling, general and administrative expenses were $5,038,000 for the six months ended June 30, 2007 as compared to $265,000 for the same period 2006. The increase is due to the increase in amortization of the Miller Beer license $926,000, legal and other professional fees associated with the public offering and financing $1,376,000 and the opening of additional distribution warehouses in Puerto Penasco, Mexicali and Cabo San Lucas $300,000 By combining corporate duties and sales efforts we plan to eliminate a substantial amount of overhead.

Net loss from operation $2,855,000 is the result of all the factors above. The Company will continue to increase sales and margins on sales and reducing overhead expenses.

Net loss of $3,830,000 is a result of the Company's debt interest of $980,000. The Company continues on working to convert debt to equity.


The Pro Forma statement of operations for the six months ended June 30, 2006 includes PGII and Palermo, which were acquired in the fourth quarter of 2006, and Pasani\Eco Pac acquired in May 2007. The Pro Forma statement of operations for the six months ended June 30, 2007 includes Pasani\Eco Pac acquired in May 2007.

                                           Pro Forma            Pro Forma
                                          for the six          for the six
                                         months ended         months ended
                                         June 30, 2007        June 30, 2006
                                        ---------------      ---------------

REVENUES                                $   15,315,311       $    9,933,078
COST OF REVENUES                            12,126,815            6,790,840
                                        ---------------      ---------------

GROSS PROFIT                                 3,188,496            3,142,238

OPERATING EXPENSES
 General and administrative expenses         5,543,692            2,568,270
                                        ---------------      ---------------

GAIN (LOSS) FROM OPERATIONS                 (2,355,196)             573,968

OTHER INCOME AND (EXPENSE)
 Interest income                                 6,052                2,224
 Interest expense                             (985,487)            (569,760)
 Provision for income taxes                         --                   --
                                        ---------------      ---------------

NET GAIN (LOSS)                         $   (3,334,631)      $        6,432
                                        ===============      ===============

We generated revenues of $15,315,000 compared to $9,933,000 for the six months ended June 30, 2007 and 2006 respectively. The increase is due primarily to the increase in sales of Miller Beer, the distribution contract we acquired in May 2006 and the increase in sales of the companies we acquired during the last year.

Gross profit for the period ended June 30, 2007 was $3,188,000 (21%) of sales as compared to $3,142,000 (31%) of sales for the same period in 2006. The reason for the higher gross profit percentage in 2006 was the result of Pasani\Eco Pac higher rate of gross profit percentage in 2006 as compared o 2007. In addition to increasing sales volumes of the subsidiaries the Company is also striving to increase the percentage of gross profit.

Selling, general and administrative expenses were $5,038,000 for the six months ended June 30, 2007 as compared to $2,568,000 for the same period 2006. The increase is due to the increase in amortization of the Miller Beer license $926,000, legal and other professional fees associated with the public offering and financing $1,376,000 and the opening of additional distribution warehouses in Puerto Penasco, Mexicali and Cabo San Lucas $300,000. By combining corporate duties and sales efforts we plan to eliminate a substantial amount of overhead.

Net loss from operation $2,355,000 is the result of all the factors above. The Company will continue to increase sales and margins on sales and reducing overhead expenses.

Net loss of $3,334,000 is a result of the Company's debt interest of $985,000. The Company continues on working to convert debt to equity.

Liquidity and capital resources

The Company had a cash balance of $842,385 at June 30, 2007 as compared to $476,376 at December 31, 2007. The Company has been able to raise capital for operations, which include $2,882,000 increase in accounts receivable, $1,723,000 increase in inventories with a $3,160,000 increase in payables. In addition the Company paid down debt of $1,130,000 with stock during this period.

The Company acquired assets, licensed marks and Pasani\Eco Pac for $6,754,000, financing with $6,000,000 in loans. The Company issued stock for cash $7,287,000 which financed the pay down of debt and loss for the period.

The Company expects to finance the capital needed with additional issuances of its securities. During the quarter ended June 30, 2007 the Company closed out the share offering provided by Brookstreet Securities Corporation.

Subsequent to June 30, 2007 the Company obtained additional financing from York Capital in the amount of $8,000,000 in order to make additional acquisitions.

Item 8-A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) and 15d-15(e) as of the end of the period June 30, 2007, have concluded that its disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by the Company in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commissions' Rules and Forms and that such information is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

     ------------- -------------------------------------------------------------
     Exhibit No.
     ------------- -------------------------------------------------------------
     *3.1          Articles of Incorporation filed on December 10, 2002
     ------------- -------------------------------------------------------------
     *3.2          By-Laws adopted on December 12, 2002
     ------------- -------------------------------------------------------------
     *3.3          Certificate of Amendment to Articles of Incorporation filed on March 28, 2006
     ------------- -------------------------------------------------------------
     *2.1          Asset Purchase Agreement and Exhibits thereto for acquisition of Piancone Group International, Inc. June 5, 2006
     ------------- -------------------------------------------------------------
     *2.2          Agreement Concerning the Exchange of Securities to acquire
                   Palermo Italian Foods, LLC  Nov. 15, 2006
     ------------- -------------------------------------------------------------
     *10.1         Stock Purchase Agreement, dated May 11, 2007, by and among
                   Nascent Wine Company, Inc., Pasani S.A. de C.V., and the
                   Shareholders of Pasani S.A. de C.V.
     ------------- -------------------------------------------------------------
     *10.2         Promissory Note, dated as of May 11, 2007, in the principal amount of $1,500,000, made by Nascent Wine Company, Inc. in the name of Alejandro Gutierrez Pederzini and Leticia
                   Gutierrez Pederzini.
     ------------- -------------------------------------------------------------
     *10.3         Pledge on Shares Agreement, dated May 11, 2007, by and among
                   Nascent Wine Company, Inc., Alejandro Gutierrez Pederzini and
                   Leticia Gutierrez Pederzini
     ------------- -------------------------------------------------------------
     *10.4         Trademark License and Purchase Agreement, dated May 11, 2007 by and between Nascent Wine Company, Inc. and One Seven
                   Props, Inc.
     ------------- -------------------------------------------------------------
     *10.5         Membership Interest Purchase Agreement, dated May 11, 2007, by and among Nascent Wine Company, Inc., Eco Pak Distributing
                   LLC and Alejandro Gutierrez Pederzini.
     ------------- -------------------------------------------------------------
     Exhibit 31    Certification of Chief Executive Officer and Chief Financial
                   Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
     ------------- -------------------------------------------------------------
     Exhibit 32    Certification of Chief Executive Officer and Chief Financial
                   Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
     ------------- -------------------------------------------------------------

          * Denotes filed previously

b)   Reports on 8K during the quarter:

     8-K dated 4/27/07 Item 3.02 Unregistered sales of equity securities. 8-K dated 5/11/07 Item 1.01 Entry into a material definitive agreement
         2.01 Completion of acquisition or disposition of assets
     8-K dated 6/28/07  Item 3.02 Unregistered sales of equity securities.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        NASCENT WINE COMPANY, INC.

Dated: August 13, 2007                  By: /s/ Sandro Piancone
                                        -----------------------
                                        Sandro Piancone,
                                        Chief Executive Officer

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Sandro Piancone              Chief Executive Officer        Date: 8/13/07
------------------------
    Sandro Piancone


/s/ Victor Petrone               President and Director         Date: 8/13/07
------------------------
    Victor Petrone


/s/ William Lindberg             Chief Financial Officer        Date: 8/13/07
------------------------
    William Lindberg