Form 10QSB
period 2007-09-30
Nascent Wine Company, Inc.
filed 2007-11-15
CIK 1310213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

                                 Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: October 20, 2007, 83,718,070 shares of common stock and 1,000,000 shares of its Series A Convertible preferred stock outstanding

                   NASCENT WINE COMPANY, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

   Unaudited Financial Statements                                            2
   Consolidated Balance Sheets                                               3
   Consolidated Statements of Operations                                     4
   Consolidated Statements of Cash Flows                                     5
   Notes to Financial Statements                                             6
   Management's Discussion and Plan of Operations                           13
   Controls and Procedures                                                  16

PART II - OTHER INFORMATION                                                 16

Item 1.  Legal Proceedings                                                  16
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        16
Item 3.  Defaults On Senior Securities                                      16
Item 4.  Submission of Items to a Vote                                      16
Item 5.  Other Information                                                  16
Item 6.  (a) Exhibits                                                       17
         (b) Reports on Form 8K 13

SIGNATURES AND CERTIFICATES                                                 18

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


NASCENT WINE COMPANY, INC. AND ITS CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                         SEPTEMBER 30,      DECEMBER 31,
                                                            2007                2006
                                                         ------------       ------------
ASSETS
Current assets:

Cash                                                     $  1,905,734       $    476,376
Accounts receivable, less allowance of $246,696
  And $50,000 September 30, 2007 and December 31,
  2006 respectively                                         6,474,159          1,327,153
Inventory                                                   5,116,255          1,137,459
Investments                                                   458,698                 --
Prepaid and deposits                                        1,035,103            177,976
                                                         ------------       ------------
     TOTAL CURRENT ASSETS                                  14,989,949          3,118,964

Property and equipment, net                                 1,948,508            593,691


Other assets:
 License to distribution Miller Beer (net)of
  amortization                                              6,894,373          8,110,000
 Licensed trade marks                                       4,363,333                 --
 Goodwill                                                  14,645,046         11,936,217

                                                         ------------       ------------
   TOTAL ASSETS                                          $ 42,841,209       $ 23,758,872
                                                         ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Accounts payable                                         $  3,514,859       $  2,179,342
Accrued expenses                                              929,162            137,037
Accrued interest                                              377,291            276,991
Bank loans                                                    575,663            367,633
Loans payable, less un-amortized debt interest               (515,059)           932,005
Other loans payable                                           411,345            309,434
Capital lease deferred                                        775,342                 --
Acquisition loans-current portion                           6,200,000                 --
Shareholder loans                                             831,003          2,440,148
                                                         ------------       ------------
  TOTAL CURRENT LIABILITIES                                13,099,606          6,662,590


Long term debt- Acquisition loans                           2,000,000            186,672
                                                         ------------       ------------
  TOTAL LIABILITIES                                        15,099,606          6,849,262

Stockholders' equity:

Preferred stock, $0.001 par value, 5,000,000 shares
   authorized 1,000,000 issued and outstanding at
   September 30, 2007                                           1,000                 --
Paid in preferred stock                                     7,342,305                 --
Common stock, $0.001 par value, 195,000,000 shares
authorized 83,641,706 and 52,050,000 shares issued
and outstanding as of September 30, 2007 and
December 31,2006, respectively                                 83,642             52,050
Additional paid-in capital                                 28,853,464         16,314,478
Subscribed stock less cost to sell                                 --          2,334,727
Accumulated other comprehensive loss                          (76,799)                (1)
Deficit accumulated                                        (8,462,009)        (1,791,644)

                                                         ------------       ------------
   TOTAL STOCKHOLDERS' EQUITY                              27,741,603         16,909,610


   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 42,841,209       $ 23,758,872
                                                         ============       ============


        The accompanying notes are an integral part of these financial statements.




NASCENT WINE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                              FOR THE NINE        FOR THE NINE      FOR THE THREE      FOR THE THREE
                                              MONTHS ENDED        MONTHS ENDED      MONTHS ENDED       MONTHS ENDED
                                              SEPTEMBER 30,       SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                                  2007                2006              2007               2006
                                              ------------       ------------       ------------       ------------
REVENUES                                      $ 25,415,739       $  1,203,826       $ 12,490,061       $  1,203,437
COST OF REVENUES                                21,074,023            990,352         10,331,156            990,109
                                              ------------       ------------       ------------       ------------

GROSS PROFIT                                     4,341,716            213,474          2,158,905            213,328

OPERATING EXPENSES
 General and administrative expenses             7,848,583          1,076,153          2,810,178            810,745

                                              ------------       ------------       ------------       ------------
TOTAL OPERATING EXPENSES                         7,848,583          1,076,153          2,810,178            810,745


LOSS FROM OPERATIONS                            (3,506,867)          (832,679)          (651,273)          (597,417)

OTHER INCOME AND (EXPENSE)
 Interest income                                    12,883              3,922              6,832              3,011
 Interest expense                               (1,450,821)          (361,646)          (470,658)          (290,942)
 Warrant expense                                (1,460,300)                --         (1,460,300)                --
 Provision for income taxes                             --                 --                 --                 --

                                              ------------       ------------       ------------       ------------
NET LOSS                                      $ (6,405,105)      $ (1,220,403)      $ (2,575,499)      $   (885,348)
                                              ============       ============       ============       ============

NET (LOSS) PER SHARE - BASIC AND FULLY
DILUTED                                       $      (0.10)      $      (0.04)      $      (0.03)      $      (0.03)
                                              ============       ============       ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING BASIC AND FULLY DILUTED             63,266,449         30,961,538         83,102,336         35,000,000
                                              ============       ============       ============       ============

                           The accompanying notes are an integral part of these financial statements.




NASCENT WINE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                 FOR THE NINE       FOR THE NINE
                                                                 MONTHS ENDED       MONTHS ENDED
                                                                 SEPTEMBER 30,      SEPTEMBER 30,
                                                                     2007               2006
                                                                 ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $ (6,405,105)      $ (1,220,403)
 Adjustment to reconcile net loss to net cash
  used for operating activities:
  Shares issued for services                                          129,000                 --
  Depreciation                                                        158,912             13,686
  Amortization of distribution rights                               1,252,294            348,125
  Warrants issued expense                                           2,245,736            293,088
Changes in operating assets and liabilities:
  Increase in accounts receivable                                  (5,132,155)          (468,770)
  Increase in inventory                                            (2,634,618)          (321,242)
  Increase in deposits                                               (391,108)           (84,860)
  Increase in accrued interest                                        116,423             58,696
  Increase in accounts payable                                      3,832,834            794,436
  Decrease in accrued expense                                         206,387             91,821
  Decrease in payroll taxes                                          (980,839)                --
                                                                 ------------       ------------
NET CASH USED FOR OPERATING ACTIVITIES                             (7,602,239)          (495,423)


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                         (1,155,424)          (361,217)
  Acquisition of license to distribute Miller Beer                         --           (800,000)
  Acquisition of Licensed trade marks                              (4,400,000)                --
  Acquisition of Pasani\Eco Pac, net of cash acquired              (1,577,961)                --
  Acquisition of Grupo Sur, net of cash acquired                   (4,535,387)                --
  Investments                                                        (163,740)
                                                                 ------------       ------------
NET CASH USED FOR INVESTING ACTIVITIES                            (11,832,512)        (1,161,217)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in bridge loans payable                      (2,217,500)         2,370,000
  Common stock issued for cash-less expenses                        8,459,183                 --
  Preferred stock issued                                            7,343,305
  Increase in acquisition loans                                     8,200,000                 --
  Decrease in bank loans                                              (43,077)                --
  Decrease in shareholder loans                                    (1,751,521)                --
  Increase in other loans                                             155,269            281,826
  Increase in capital leases                                          775,342                 --
  Decrease in notes receivable                                             --           (599,179)
                                                                 ------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          20,921,000          2,052,647

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (56,890)              (725)
                                                                 ------------       ------------
NET INCREASE IN CASH                                                1,429,359            395,282
Cash - Beginning                                                      476,376             14,254
                                                                 ------------       ------------
CASH - Ending                                                    $  1,905,735       $    409,536
                                                                 ============       ============


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITY:
 Issuance of stock for shareholder loans                         $  1,172,693       $         --
                                                                 ============       ============
 Issuance of stock for Miller distribution license                         --          7,875,000
                                                                 ============       ============
 Issuance of stock for services                                  $    136,000       $         --
                                                                 ============       ============
 Warrants issued                                                 $  1,616,800       $  1,037,000
                                                                 ============       ============
 Interest paid                                                   $  1,248,200       $         --
                                                                 ============       ============

                The accompanying notes are an integral part of these financial statements.

                                            5

                   NASCENT WINE COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 2007
                                   (UNAUDITED)


NOTE A - COMPANY OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL INFORMATION

The consolidated financial statements of Nascent Wine Company, Inc. (the "Company"), and its wholly-owned subsidiaries, Best Beer S.A. de C. V., (Best
Beer) International Foodservice Specialists, Inc. (IFS), Palermo Italian Foods, LLC (Palermo), Pasani, S.A de C.V. (Pasani), Eco Pac Distributing, LLC (Eco Pac) and Grupo Sur Promociones de Mexico, S.A de C.V (Grupo Sur) as of September 30, 2007 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine months and three months ended September 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for any future period.

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

In May 2007 the Company acquired Pasani, S.A.de C.V. and Eco Pac Distributing, LLC that distributes imported products throughout Mexico.

In July 2007 the Company acquired Grupo Sur Promociones de Mexico, S.A. de C. V. (Grupo Sur). Grupo Sur has been in the Mexican market for 30 years and is one of the leading field marketing and below the line marketing organization in Mexico with 4,500 contract employees servicing 240,000 retail accounts including supermarkets and convenience stores. Grupo Sur's expertise includes merchandising, promotions, sampling , retail data collection and sales and marketing of retail products


PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Best Beer S.A. de C. V., (Best Beer) International Foodservice Specialists, Inc. (IFS), Palermo Italian Foods, LLC (Palermo), Pasani, S.A de C.V.(Pasani), Eco Pac Distributing, LLC (Eco Pac) and Grupo Sur Promociones de Mexico, S.A. de C. V. (Grupo Sur).

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company has not had sufficient experience with bad debts to establish a policy. However, the Company has reviewed all accounts and determined that an allowance for uncollectible accounts required at September 30, 2007 is $246,696.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is three to ten years.

IMPAIRMENT OF LONG-LIVED ASSETES

The Company acquired long-lived assets during the last six month of the year ended December 31, 2006 and first nine months of 2007. The company will review the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable and\or annually. No impairment losses were recorded in 2007.

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

STOCK - BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123r share based payment. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees and non-employees. The Company did not grant any new employee options and no options were cancelled or exercised during the nine months ended September 30, 2007.

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

The Company commenced operations distributing Miller beer and other products in Baja California, Mexico starting July 1, 2006. The Company has acquired three additional distribution companies and a merchandising, promotions, sampling, retail data collection company during the past year.

NOTE B - NOTES PAYABLE

The Company has obtained Bridge loan financing that reached $4,515,000 at the end of May 2007. The balance at September 30, 2007 is zero. As additional consideration to obtain the loans, the Company issued warrants to the lenders to purchase 10,774,000 shares of common stock at a price per share of $0.25 to $1.05. The difference between the price to purchase shares and the closing price of the stock on the date of grant of the warrants $1,305,000 is being written off over the life of the loans (one year). The un-amortized interest, $515,000 will be expensed by December 31, 2007. Interest amortized during the period was $785,426

NOTE C - STOCKHOLDERS' EQUITY

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

During the nine months ended September 30, 2007 the Company issued 127,500 shares of common stock for services rendered in the amount of $129,000 and 2,926,181 shares of common stock to redeem notes payable to shareholders in the amount of $1,171,872. The Company received subscriptions for an additional 21,304,000 shares of common stock in the amount of $8,522,468 less expenses of $1,235,151.

At September 30, 2007 the Company had outstanding warrants (not including the York warrants-see below) to purchase 18,120,476 shares of common stock at a price of between $0.25 and $1.05 expiring in 2010. If all warrants were exercised the Company would receive $7,070,000.

On July 3, 2007 the Company issued 1,000,000 shares of its Series A and Series B Convertible Preferred Stock, par value $0.001 per share at $8.00 per share ($8,000,000) to York Capital Management (York). The Series A and Series B Convertible Preferred Stock is convertible into 20,000,000 shares of the Company's common stock, par value $0.001, of the Company, based upon a conversion price of $0.40 per share and a liquidation amount of $8.00 per share. The Preferred shares are entitled to a dividend of 15% payable quarterly in preferred stock for three years.


In addition the Company issued the following warrants to purchase:

   Series A-1 Warrants       500,000 shares of Series A preferred stock    $8.00 per share            Immediately exercisable and
                                                                                                      expire July 3, 2010

   Series A-2 Warrants       375,000 shares of Series A preferred stock    $8.00 per share            Immediately exercisable and
                                                                                                      expire July 3, 2014

   Series B Warrants         Variable shares of Series B convertible       33% of the average of      Immediately exercisable and
                             preferred stock depended on the per market    the Per Share Market       expire July 3, 2014
                             value of common shares                        Value of common stock 30
                                                                           days preceding date of
                                                                           exercise.

If total warrants exercised they would be convertible to up to 25,000,000 shares of common stock or less, dependent on the Per Share Market Value of the common stock when exercised.

The Company paid a cash finder's fee of $560,000 and issued to the finder an aggregate of 1,600,000 common share warrants, each warrant exercisable to purchase one share of common stock at any time until July 3, 2010 at a purchase price of $0.40 per share.

NOTE D- SEGMENT INFORMATION

The Company has adopted FAS Statement No. 131, "Disclosures about Segments of a Business Enterprise and Related Information".

                                                                       United
                                                       States          Mexico
                                                    -------------   ------------
Net loss for the nine months ended Sept. 30, 2007   $   6,291,184   $    113,921
Net loss for the nine months ended Sept. 30, 2006   $     196,000   $      8,000

Long lived assets (net) at Sept. 30, 2007           $     961,255   $    987,253
Long lived assets (net) at Sept. 30, 2006           $       3,000   $     37,000

NOTE E - RELATED PARTY TRANSACTIONS

The Company has unsecured loans form stockholders totaling $628,000 at September 30, 2007. The loans have various due dates and contain interest rates ranging from 10% to 18%. During the nine months ended September 30, 2007 the Company issued 2,926,181 to retire $1,171,872 of shareholder debt.

The maturities of notes payable at September 30, 2007 are as all within one year.

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

NOTE F - ACQUISITIONS OF PASANI, S.A. DE C.V.(PASANI) AND ECO PAC DISTRUBUTING, LLC (ECO) AND GRUPO SUR PROMOCIONES DE MEXICO S.A. DE C.V. (GRUPO SUR)

Acquisition of Pasani, S.A. de C.V.

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
                                             ===============

Acquisition of Grupo Sur Promociones de Mexico S.A. de C.V.

In July, 2007 the Company acquired Groupo Sur Promociones de Mexico S.A. de C.V. (Groupo Sur) and related companies for a purchase price of $4,500,000. The amount of the purchase price was payable $1,000,000 at closing and the issuance of a note payable in the amount of $3,500,000 at an interest rate of 6% The note is payable $1,500,000 on June 30, 2008 and $2,000,000 with interest on December 31, 2008. The note is payable in cash or convertible into shares at the market closing sales price on the day immediately prior to the conversion.

Grupo Sur has been in the Mexican market for 30 years and is one of the leading field marketing and below the line marketing organization in Mexico with 4,500 contract employees servicing 240,000 retail accounts including supermarkets and convenience stores. Grupo Sur's expertise includes merchandising, promotions, sampling , retail data collection and sales and marketing of retail products.


     Current assets                                    $          2,356,722
     Property and equipment                                         158,349
     Goodwill                                                     3,490,760
     Current liabilities                                        (1,505,831)
                                                       ---------------------

     TOTAL PURCHASE PRICE                              $          4,500,000
                                                       =====================

Additional Information

The pro forma financial information is that of the consolidated operations of the Company as if the Pasani and Grupo Sur acquisitions had occurred as of the beginning of the period presented below.

                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
                                     -----------------------------------------------------------------------
                                      Per the Company
                                     without Pasani and                                          Total Pro
                                         Grupo Sur            Pasani           Grupo sur           Forma
                                        ------------       ------------       ------------      ------------
REVENUES                                $ 17,051,397       $  4,801,952       $ 18,464,127      $ 40,317,476
COST OF SALES                             14,884,420          3,297,725         15,782,370        33,964,515
                                        ------------       ------------       ------------      ------------

GROSS PROFIT                               2,166,977          1,504,227          2,681,757         6,332,961

GENERAL AND ADMINISTATIVE EXPENSES         6,513,471          1,339,918          1,592,360         9,445,749
                                        ------------       ------------       ------------      ------------

GAIN (LOSS) FROM OPERATIONS               (4,346,494)           164,309          1,089,397        (3,092,788)

OTHER INCOME (EXPENSE)
INTEREST INCOME                                9,014              2,124              5,801            16,939
INTEREST EXPENSE                          (1,440,378)           (15,518)                --        (1,455,896)
WARRANT EXPENSES                          (1,460,300)                --                 --        (1,460,300)
PROVISION FOR INCOME TAXES                        --                 --                 --                --
                                        ------------       ------------       ------------      ------------

NET LOSS                                $ (7,238,158)      $    150,915       $  1,095,198      $ (5,992,045)
                                        ============       ============       ============      ============


Pro Forma Statement of operations for the nine months ended September 30, 2006 includes PGII and Palermo, which were acquired in the fourth quarter of 2006 and Pasani acquired in May 2007 and Group Sur acquired in July 2007. The Pro Forma
Statement of operations for the nine months ended September 30, 2007 includes
Parsani acquired in May 2007 and Grupo Sur acquired in July 2007.


                                        PRO FORMA FOR THE    PRO FORMA FOR THE
                                        NINE MONTHS ENDED    NINE MONTHS ENDED
                                       SEPTEMBER 30, 2007    SEPTEMBER 30, 2006
                                       ------------------    ------------------
REVENUES                                  $ 40,317,476          $ 27,717,239
COST OF REVENUES                            33,964,515            22,054,387
                                          ------------          ------------

GROSS PROFIT                                 6,332,961             5,662,852

GENERAL AND ANDMINISTRATIVE EXPENSES         9,445,749             4,863,352
                                          ------------          ------------

GAIN OR (LOSS) FROM OPERATIONS              (3,092,788)              799,499

OTHER INCOME AND (EXPENES)
 INTEREST INCOME                                16,939                13,593
 INTEREST EXPENSE                           (1,455,896)             (898,737)
 WARRANT EXPENSE                            (1,460,300)                   --
PROVISION FOR INCOME TAXES                          --                    --
                                          ------------          ------------

NET INCOME (LOSS)                         $ (5,992,045)         $    (85,644)
                                          ============          ============


NOTE G - ACQUISITION OF LICENSED TRADE MARKS

On May 11, 2007 the company entered into a License Agreement with One Seven Props, Inc. whereby the Company was granted an exclusive license to use Licensed trade marks in the United States and Mexico. The Company paid $1,900,000 and a promise to pay $2,500,000 May 11, 2008.The Company will amortize the license total $4,400,000 over 20 years.

NOTE H - SUBSEQUENT EVENTS

Acquisition of Comerical Targa

On October 29, 2007, the Company entered into a Stock Purchase
Agreement (the "Stock Purchase Agreement") with Comercial Targa, S.A. de C.V. (Targa), to purchase all of the issued and outstanding capital stock of the Company. As a result of the Acquisition, the Company is a wholly-owned subsidiary of the Company.

The purchase price for the Targa was $400,000, payable as follows: (a) $150,000 in cash paid to the Sellers on the Closing Date; and (b) $250,000 in cash deposited with Corporate Stock Transfer, Inc. on the Closing Date to be held and disbursed pursuant to the terms of the Escrow Agreement dated as of October 29, 2007, by and among the Company, the Sellers and the Escrow Agent. The Escrow Agreement provides that the Escrow Funds will be held for a period of six months following the Closing Date to satisfy any indemnification losses and claims of the Company under the Stock Purchase Agreement and the Trademark Assignment Agreement.

In connection with the Stock Purchase Agreement, the Company and Olavarri de Arana entered into an Trademark Rights Transmission Contract dated October 29, 2007 (the "Trademark Assignment Agreement") pursuant to which Olavarri de Arana assigned to the Registrant all of Olavarri de Arana's right, title and interest in and to the trademarks "Nery's Choice", "Puro Monterey", "Nero's Puro Monterey" and "Nery's" (two versions) (collectively, the "Trademarks") in exchange for the payment to Olavarri de Arana of $3,400,000 in cash. The Trademarks are registered in Mexico.

Exercise of Warrants by York Capital Management

In October and November York Capital Management exercised all of its preferred stock warrants outstanding (1,250,000 preferred share) in the amount of $8,333,000.

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

         The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this report. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those set forth at the end of this section under "Factors That May Impact Our Results of Operations".

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

RESULTS OF OPERATIONS

Nine months ended September 30, 2007 as compared to nine months ended September 30, 2006

The Company was in the development stage until June 30, 2006.

We generated revenues of $25,416,000 compared to $1,204,000 for the nine months ended September 30, 2007 and 2006 respectively. The increase is due primarily to the following reasons:

                                                                            Change from prior
                                                                             year nine months
                                                                            ------------------
Acquisition of Grupo Sur in July, 2007                                      $       6,034,000
Acquisition of Pasani in May, 2007                                                  2,563,000
Best Beer operated from July 1 to Sept. 30 in 2006 and had sales of
$1,137,000 for the quarter as compared to $2,340,000 sales in same
quarter in 2006                                                                     5,587,000
Acquisition of Palermo in October, 2007                                             8,769,000

International Food Services that started operations in October, 2006                1,225,000
                                                                            ------------------

                                                                            $      24,178,000
                                                                            ==================

Gross profit for the nine months ended September 30, 2007 was $4,342,000 (17%) of sales as compared to $213,000 for the same period in 2006. In addition to increasing sales volumes the Company is also striving to increase the percentage of gross profit.

Selling, general and administrative expenses were $7,849,000 for the nine months ended September 30, 2007 as compared to $1,076,000 for the same period 2006.

The increases were due to the following:
                                                                     Nine months ended     Nine months ended
                                                                     September 30, 2007    September 30, 2006
                                                                     -------------------   -------------------
Acquisition of Grupo Sur in July, 2007                               $           492,000   $                --
Acquisition of Pasani in May, 2007                                   $           842,000   $                --
Acquisition of Palermo in October, 2007                              $         1,735,000   $                --
Amortization of Miller Beer license                                  $         1,253,000   $           348,000
Accounting and legal fees increased because of acquisitions          $           602,000   $           334,000
Salaries                                                             $           538,000   $             3,000
Opening of additional distribution warehouses                        $           300,000   $                --


Net loss from operation $3,507,000 is the result of all the factors above. The Company will continue to increase sales and margins on sales and reducing overhead expenses.

Net loss of $6,405,000 is a result of the Company's debt interest of $1,451,000 and warrant expense of $1,460,300. The Company converted $1,173,000 of loans to equity in the nine months ended September 30, 2007, which will help to reduce interest expense in the future.

PRO FORMA

Pro Forma Statement of operations for the nine months ended September 30, 2006 includes PGII and Palermo, which were acquired in the fourth quarter of 2006 and Pasani acquired in May 2007 and Group Sur acquired in July 2007. The Pro Forma Statement of operations for the nine months ended September 30, 2007 includes Parsani acquired in May 2007 and Grupo Sur acquired in July 2007.

                                         PRO FORMA FOR THE    PRO FORMA FOR THE
                                         NINE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30, 2007   SEPTEMBER 30, 2006
                                         ------------------   ------------------
REVENUES                                 $ 40,317,476         $ 27,717,239
COST OF REVENUES                           33,964,515           22,054,387
                                         ------------         ------------

GROSS PROFIT                                6,332,961            5,662,852

GENERAL AND ANDMINISTRATIVE EXPENSES        9,445,749            4,863,352
                                         ------------         ------------

GAIN OR (LOSS) FROM OPERATIONS             (3,092,788)             799,499

OTHER INCOME AND (EXPENES)
 INTEREST INCOME                               16,939               13,593
 INTEREST EXPENSE                          (1,455,896)            (898,737)
 WARRANT EXPENSE                           (1,460,300)                  --
PROVISION FOR INCOME TAXES                         --                   --
                                         ------------         ------------

NET INCOME (LOSS)                        $ (5,992,045)        $    (85,644)
                                         ============         ============

The Company has acquired four companies in the past twelve months. The Company is expending great effort in reducing general and administrative expenses and interest expense by combining administrative and general expenses of the various subsidiaries and converting debt to capital.

Liquidity and capital resources

The Company had a cash balance of $1,905,734 at September 30, 2007 as compared to $476,376 at December 31, 2007. The Company has been able to raise capital or obtain financing to acquire License trade marks for $4,400,000, Pasani for $1,600,000 and Grupo Sur for $4,500,000. These acquisitions were financed with notes payable of $8,200,000 and cash 2,300,000.

The net cash used for operations $7,595,000 and the pay down of debt 2,218,000 was financed by the sale shares during the nine months ended September 30, 2007.

The Company expects to finance the capital needed with additional issuances of its securities. During the nine months ended September 30, 2007 the Company closed out the share offering provided by Brookstreet Securities Corporation.

Item 8-A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) and 15d-15(e) as of the end of the period September 30, 2007, have concluded that its disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by the Company in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commissions' Rules and Forms and that such information is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.
There were no changes made during our most recently completed fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings                 NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         During the nine month period ended September 30, 2007, the Company issued shares of its common and preferred stock in the following cash transactions:

         DATE ISSUED              AMOUNT                    NAME                     CASH             DESCRIPTION OF TRANSACTION
  --------------------------- ---------------  ------------------------------ ------------------ -----------------------------------
  June and July 2007          $    9,593,578   Brookstreet offering-common           Cash               Private Placement
  July 2007                   $    7,343,305   York Select Unit Trust                Cash               Private Placement


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

                                        NASCENT WINE COMPANY, INC.

Dated: November 9, 2007                 By: /s/ Sandro Piancone
                                        -----------------------
                                        Sandro Piancone,
                                        Chief Executive Officer

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Sandro Piancone              Chief Executive Officer        Date: 11/9/07
------------------------
    Sandro Piancone


/s/ Victor Petrone               President and Director         Date: 11/9/07
------------------------
    Victor Petrone


/s/ William Lindberg             Chief Financial Officer        Date: 11/9/07
------------------------
    William Lindberg