Form 10KSB
period 2007-12-31
Nascent Wine Company, Inc.
filed 2008-04-15
CIK 1310213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

             [X] ANNUAL REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM __________________ TO ________________________

                       Commission File Number: 333-120949

                           NASCENT WINE COMPANY, INC.
                           --------------------------
                 (Name of Small Business Issuer in its Charter)

            Nevada                                       82-0576512
            ------                                       ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                2355-B Paseo de Las Americas, San Diego, Ca 92154
                -------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (619) 661 0458
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

      Securities Registered Pursuant to Section 12(b) of the Exchange Act:

                                      None
                                      ----

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                                      None
                                      ----

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The registrant's revenues for its most recent fiscal year were $42,397,534. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 2008 was $12,538,642 based upon the market price of the registrant's Common Stock of $0.19 as of March 25, 2008.

         On March 25, 2008,the registrant had 84,425,538 of common stock and 2,250,000 of preferred stock outstanding. The registrant has no outstanding non-voting common equity.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            NASCENT WINE COMPANY, INC
                            FORM 10-KSB ANNUAL REPORT
                 AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2007
                                TABLE OF CONTENTS

PART 1
     Item 1.     Description of Business                                       4
     Item 2.     Description of Property                                      11
     Item 3.     Legal Proceedings                                            12
     Item 4.     Submission of Matters to a Vote of Security Holders          12

PART II

     Item 5.     Market for Common Equity, Related Stockholder Matters and
                     Small Business Issuer Purchases of Equity Securities     13
     Item 6.     Management's Discussion and Analysis or Plan of Operation    16
     Item 7.     Financial Statements                                         16
     Item 8.     Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure                                 26
     Item 8A.    Controls and Procedures                                      26
     Item 8B.    Other Information                                            26

PART III

     Item 9.     Directors and Executive Officers of the Registrant           27
     Item 10.    Executive Compensation                                       28
     Item 11.    Security Ownership of Certain Beneficial Owners and
                      Management and Related Stockholder Matters              29
     Item 12.    Certain Relationships and Related Transactions               30
     Item 13.    Exhibits                                                     30
     Item 14.    Principal Accountant Fees and Services                       30

Signatures

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

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

OVERVIEW
BUSINESS

         We market and distribute more than 2,000 food and food-related products to over 2,300 customers throughout Mexico. Our customers include grocery stores, convenience stores, hotels, resorts, cafeterias, schools, industrial caterers and restaurants. We distribute a full line of frozen foods, such as meats, fully prepared entrees and desserts, and a full line of canned and dry goods, fresh meats and imported specialties. We also distribute a wide variety of food-related items such as disposable napkins, plates and cups, and have the exclusive right to distribute Miller beer in Baja California. In addition to sales and distribution of food products, we merchandise and promote food and beverage products using point of purchase displays and related store merchandising techniques in over 240,000 retail food stores primarily in Mexico through our Grupo Sur Promociones operating unit.

HISTORY

         We were incorporated in Nevada in December 2002 as a wine distribution company. In April 2006 we acquired the right to distribute Miller beer in Baja California. In October 2006 we acquired the assets of Piancone Food Group, Inc. and in November 2006 we acquired all of the outstanding common stock of Palermo Foods, LLC. In May 2007 we acquired all of the outstanding stock of two other Mexican food distributors, Pasani S.A. de C.V. and Eco-Pak Distributing. In July 2007 we acquired Grupo Sur Promociones, a primarily Mexican merchandising and promotion company. In October 2007 we acquired all of the outstanding common stock of Comercial Targa, S.A., De C.V., a Mexican food distributor specializing in cheeses and other dairy products. References to our operations include the operations of all of these acquired companies.

INDUSTRY BACKGROUND

         Mexico's hotel, restaurant and institutional food service sector accounted for annual sales of approximately $46 billion in 2002, according to a 2003 report by the U.S. Department of Agriculture. The food service distribution industry in Mexico is highly fragmented and relatively undeveloped. There are more than 25,000 independent food service distribution companies in Mexico with estimated average annual revenues of approximately $1.5 million according to the 2003 USDA report. Mexico's hotel and restaurant businesses, especially in Baja California, are heavily dependent on tourism. We believe that the majority of foreign tourists in Mexico are from the United States and generally prefer to purchase U.S. food products. According to Mexico's Secretary of Tourism in the 2003 USDA report, there were approximately 11,618 hotels and over 200,000 restaurants in Mexico in 2002.

         The food service industry in Mexico is served almost entirely by independent distributors. While some hotels and restaurants import products directly, the number is relatively few and most foreign food products are imported through a distributor. Due to the complex nature of importation and the large minimum order sizes imposed by food manufacturers, the intermediary role of the independent distributor is necessary for inventory warehousing and delivery. Moreover, the roads and infrastructure of Mexico make U.S.-style, large-scale delivery and logistical methods difficult, necessitating more frequent deliveries using smaller delivery vehicles. These unique logistical challenges may be an important barrier to entry for large "multi-supplier" U.S. food service distributors in the Mexican market.

         Since there are no large, national food service distributors in Mexico, the industry is divided into three general categories: (i) fast food distributors focused on international chains such as McDonald's, Kentucky Fried Chicken, Domino's Pizza and Burger King, (ii) specialized importers that serve middle and upper-tier markets and provide primarily foreign food products or products that are not widely available in Mexico and (iii) produce and basic dry goods distributors that distribute local products and widely-available foreign products. Of these three categories, we believe specialized importers such as us add the most value and may have the potential for the highest profit margins.

         We are primarily a specialized importer. However, we believe that, over the next decade, Mexico will begin to see U.S.-style,"multi-supplier" companies enter this market. Our goal is to become a leader in this market. Due to the unique challenges in Mexico described above, major U.S. distributors such as Sysco, Inc. and U.S. Foodservice, Inc. may not choose to enter this market directly. The primary competitive advantages of these companies are the economies of scale and large logistical systems they have established. We believe those systems may be difficult to implement in Mexico at this time. Therefore, we believe that the larger distribution companies in Mexico may be companies using a distribution and sales system organically grown and operated in Mexico, such as ours.

OUR PRODUCTS

         We distribute over 2,000 food and non-food products, including a five-year exclusive agreement with Miller Beer Company for the distribution of Miller beer in Baja California, non-binding distribution arrangements which we have with name brands including Nestle, Cora, , and Bellissimo,Ferrerralland over 300 proprietary products that we offer under a variety of our own brand names. Our non-binding distribution arrangements are either oral or are evidenced solely by purchase orders and can be terminated at any time without notice.

         Our products include:

         o BEVERAGES -- bottled water, cocoa, coffee, drink mixes, energy drinks juices, soda and tea.

         o BAKING INGREDIENTS -- artificial sweeteners, cake mixes, canned milk, chocolate, cornmeal, donut mixes, fillings, flour, nuts, pancake mixes, powdered milk and sugar.

         o CONDIMENTS AND DRESSINGS -- Bar be Que sauce, ketchup, cooking wine, hot sauce, mayonnaise, mustard, olives, pickles, relish, salad dressing and vinegar.

         o FRESH MEATS -- chicken, deli meats, ham, hot dogs, lamb, pork and sausage.

         o FROZEN FOODS -- appetizers, French fries, bakery, chicken, desserts, duck, fruits, meat, pasta products, prepared foods, seafood, snacks, specialty items, turkey, vegetables, ice cream and onion rings.

         o GROCERY PRODUCTS -- bread and rolls, canned fish, canned fruit, canned meats, canned vegetables, cereal, cookies, crackers, dessert mixes, dry beans, extracts and flavorings, jams, jellies, mints, oil, pasta, peanut butter, portion control, prepared foods, rice, seasonings, shortening, snacks, soup, soup bases, spices, syrups, tomato products and toppings.

         o REFRIGERATED FOODS -- butter, cheese, dressings, eggs, grated cheese, imported cheese, margarine, milk, refrigerated beverages, salads, sour cream, cheese cakes and yogurt.

         o    SPECIALTY FOODS -- gourmet, imports and international cuisine.

         o DISPOSABLES -- cake boxes, cutlery, doilies, donut boxes, foam cups, foam-hinged containers, foam plates, food trays, napkins, paper bags, paper cups, paper plates, pizza boxes, placemats, plastic bags, plastic plates, straws, paper towels and wood ware.

         o    CANDY -- chocolates, hard candies and chewing gum.

         o BEER -- the full line of Miller beers under an exclusive distribution agreement with the Miller Beer Company for Baja, California.

         We purchase our products directly from manufacturers and through other distributors.

OUR CUSTOMERS

         We have over 2,300 food service customers in the U.S.A and Mexico, divided into three major categories:

         o Supermarket chains including Calimax, Gigante, Casa Ley, Costco and Smart & Final, Wal-Mart and Sam's Club, all among the largest supermarket chains in Mexico, along with chain convenience stores including AM/PM, OXXO, EXTRA and 240,000 mom and pop grocery stores.

         o Restaurant chains including TGI Friday's, Applebee's, Pizza Hut and Papa John's.

         o Traditional food service retailers including independent restaurants, hotels, resorts, schools and caterers.

OTHER SERVICES

         Through Grupo Sur Promociones we merchandise and promote food products in over 240,000 retail food stores primarily in Mexico. Our marketing and promotion services involve developing point of sale and related displays for specific food products within our customers' stores and providing data collection and reporting services to them regarding their food product sales. We bill our services either to the retail food stores themselves or to the manufacturer of the food products who pay us to merchandise in the retail store on their behalf. We service these retail food stores using over 4,500 employees provided to us by three other companies, which are owned by executive officers of our Grupo Sur Promociones subsidiary. We do not employ these individuals ourselves, but, rather, we contract with the other three companies to provide their services to us on a contract basis. These companies provide their employees' services to us at their cost.

BUSINESS STRATEGY

         Our goal is to increase revenue through both internal growth and the acquisition of Mexican-based food distributors. We believe that the food distribution market in Mexico may be ideal for consolidation because it is fragmented, offers economies of scale related to cost reduction and elimination of redundant services and allows for improvements in inventory and accounts receivable financing, which is often the most significant factor limiting the growth of small distributors in Mexico.

         Specific benefits to consolidation in the food service distribution industry include:

         o ECONOMIES OF SCALE. Distribution is most efficiently done at scale. As distribution size increases, margins may improve, suppliers may become more willing to provide products at attractive prices, financing may become available and customers may increase order size and frequency. Other economies may include accounting and other administrative expenses, direct purchase discounts, warehousing costs and importation fees.

         o SIMPLIFIED TRANSPORT OF GOODS. Transportation represents a large percentage of the cost of a delivered food product, especially if it requires refrigeration. By bundling many deliveries in one route or vehicle, the margins on individual deliveries may improve.

         o ABILITY TO ORDER DIRECTLY FROM MANUFACTURERS. Manufacturers often have minimum order sizes for direct purchases. Until these can be met, distributors often must order through other larger distributors and pay a premium to them. Once direct purchase is an option, margins may improve.

         o REGIONAL AND NATIONAL ACCOUNTS. The ability to target regional and national account customers and name-brand suppliers that are too large for smaller distributors.

         In addition to the purchase price and ease of integrating an acquisition, factors we consider in connection with an acquisition include:

         o Whether the acquired company has the necessary personnel willing to stay on;

         o    The acquired company's corporate culture; and

         o    The acquired company's product mix and customer base.

         We seek to standardize operating procedures across acquisitions as we become satisfied with the acquired company's management and customer stability.

         We believe acquisition candidates will continue to be available to us, although there can be no assurance that we will be able to acquire additional companies in the future. Food service distributors in Mexico rely heavily on their principals and there is not an active or competitive market to purchase these companies. Retiring company owners often terminate their operations as opposed to seeking a buyer. Small distribution companies are under continual financial stress because they must internally finance nearly all of their inventory and trade accounts receivable due to what we believe to be limited receivables financing and bank lending in Mexico. For smaller distributors, the opportunity to have access to our inventory and resources and become a commissioned agent for us may also be attractive.

MARKETING AND DISTRIBUTION

         We currently have 240 full time sales people and over 4,600 contract employees involved in our Grupo Sur Promociones sales and merchandising force. Our sales people are responsible for maintaining close contact with customers, visiting them regularly, distributing price lists and introducing new products. Our sales people regularly visit all hotels and restaurants in their territories in order to introduce our products and services to them. In most cases they collect all payments for products directly from customers since checks are generally not sent through the mail in Mexico. For larger, more institutional, clients our senior management often accompanies our sales people on marketing visits.

         Our marketing efforts also include attendance at food shows to attract new customers and introduce new products. We often invite interested buyers to a hotel or convention center and arrange for a representative from the manufacturer or supplier to present products to them.

         We deliver our products using approximately 48 trucks, including both refrigerated and dry trucks, driven by approximately 50 drivers. We support our sales and deliveries by maintaining warehouses in San Diego, Miami and San Antonio, and in the Mexican cities of Tijuana, Cancun, Culiacan, Ciudad Juarez, Ensenada, Mexico City, Guadalajara, Mexicali, La Paz, Monterey,Mazatlan, Puerto Penasco and Cabo San Lucas.

INFORMATION SYSTEMS AND ACCOUNTING

         We currently manage the ordering, receiving, warehousing, inventory and delivery of products using several different accounting software programs acquired when we purchased some of our operating units. Our intent is to unify each of our operating units under one software system within the next 12 months. Our current software assists us in timely and accurate financial reporting by our subsidiaries to our corporate headquarters. Software development and maintenance is managed on a centralized basis by our outsourced information technology staff. The software has been enhanced to provide standardized product identifiers to facilitate leveraging our purchasing volume across our distribution network. In the future, we intend to enhance our warehouse management system by using barcode scanning to track products within our distribution centers. This technology is intended to enhance productivity by reducing errors in inventory put-away and selection.

         Our software management system also tracks employee productivity to analyze warehouse efficiencies. We are in the process of installing truck routing software to optimize the distribution routes traveled by our trucks in order to reduce excess mileage and improve the timeliness of customer deliveries. For inbound freight, we implement a centralized inbound logistics system that optimizes consolidated deliveries from our suppliers. We have also implemented an Internet-based ordering system that allows customers to have real-time access to product information, inventory levels and their purchasing histories.

COMPETITION

         We primarily compete with thousands of small family businesses that distribute supplies to the food service and retail industry in Mexico. To a lesser extent, we compete with warehouse style low cost retailers, such as Sam's Club and Costco hat sell food products directly to restaurants and retailers. Most food distributors in Mexico specialize in one product category such as cheese, meat or canned goods. Except for us, there are no major U.S. or Mexican distributors that supply a full line of grocery and refrigerated products to the food service market in Mexico.

         Unlike the foodservice distribution business in Mexico, there are only a handful of nationwide merchandising and promotion companies which compete with our Grupo Sur Promociones unit. These competitors include MS Prom, Dinamere, A&P, MAP and Promerc.

         With respect to competitive factors among food distribution companies, we believe that prompt and regular delivery service, price and product availability are the three major competitive factors. We believe our delivery services, prices and product availability are superior to most of our smaller competitors and that our ability to deliver products nationwide in Mexico is a competitive advantage. Our chain retail competitors offer prices equal to ours but generally do not provide delivery services.

         Competitive factors in connection with Grupo Sur Promociones' merchandising business include the price of merchandising services, the quality of point of sale materials, geographical availability of merchandising services and the quality of information services available to customers. We believe we have competitive advantages as a result of the size of the geographical area we service, the fact that we offer these services through 4,500 contract employees and to 240,000 customers throughout Mexico and what we perceive to be the high quality of our point of purchase materials and our information services. We also believe that our pricing of merchandising services is competitive.

EMPLOYEES

         As of December 31, 2007, we had a total of 300 full-time employees and over 4,500 contract employees operating from our three U.S. facilities and our 18 warehouses in Mexico. None of our employees is subject to a collective bargaining agreement and we have not experienced any work stoppages. We believe that our employee relations are good.


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

RISK FACTORS

WE HAVE ONGOING LOSSES AND A DEFICIT IN WORKING CAPITAL WHICH COULD REQUIRE US TO REDUCE OUR OPERATIONS.

         As of December 31 2007, we had an accumulated deficit of $11,463,000, deficit working capital of $529,000 and shareholders' equity of $33,008,000. If we are unable to improve working capital and through earnings or equity investments, we could be required to reduce our operations.

 SERVICE DISTRIBUTION IS A LOW-MARGIN BUSINESS SUCH THAT ANY INCREASE IN
OUR PRODUCT COSTS, PRODUCT AVAILABILITY OR REDUCTION IN THE SELLING PRICE OF OUR PRODUCTS COULD REDUCE OUR EARNINGS.

         We operate in the food service distribution industry, which is characterized by a high volume of sales with relatively low profit margins. Certain of our sales are at prices that are based on product cost plus a percentage markup. As a result, our earnings, if any, may be reduced if the price of food goes down, even though our percentage markup may remain constant. Certain of our sales are also on a fixed fee-per-case basis. Therefore, in an inflationary environment, our gross profit margins may be reduced. Our earnings may also be negatively impacted by product cost increases that we may not be able to pass on to our customers. Additionally, product availability may be disrupted as a result of inflation and negatively affect sales.

WE RELY ON OBTAINING FOOD PRODUCTS FROM LARGE SUPPLIERS AND SELLING FOOD PRODUCTS TO LARGE CUSTOMERS. ACCORDINGLY, THE LOSS OF LARGE SUPPLIERS OR CUSTOMERS WOULD REDUCE OUR REVENUE AND PROFITABILITY.

         We sell a number of internationally known brands supplied to us by the manufacturers, such as Nestle, Cora, Mitsuki, Bonet, Bellissimo and Miller beer. We also derive a substantial portion of our sales from large customers including chain supermarkets, convenience stores and restaurants. We do not have distribution agreements with our suppliers nor do we have purchase agreements with our large customers. A material decrease in food products supplied by these large suppliers or a significant reduction in sales to our large customers would reduce our revenue and profitability.

OUR SUCCESS WILL BE DEPENDENT ON OUR ABILITY TO INTEGRATE THE OPERATIONS OF ACQUIRED BUSINESSES.

         We have grown primarily through acquisitions of other food service companies. Achieving the benefits of these acquisitions depends on the timely, efficient and successful execution of a number of post-acquisition events, including integrating the business of the acquired company into our purchasing programs, distribution network, marketing programs and reporting and information systems. We may not be able to successfully integrate the acquired company's operations or personnel, or realize the anticipated benefits of the acquisition. Our ability to integrate acquisitions may be adversely affected by many factors, including the size of the business acquired and the allocation of our management resources among various integration efforts.

         Our results of operations also may be adversely affected by expenses incurred in making these acquisitions, by amortization of acquisition-related intangible assets and by additional depreciation expense attributable to acquired assets. The businesses we acquired may also have liabilities or adverse operating issues that are still unknown to us.

APPROXIMATELY 23% OF THE COMPANY'S REVENUE WAS GENERATED BY ONE OF GRUPO SUR PROMOCIONES' CUSTOMERS. THE LOSS OF WHICH COULD SIGNIFICANTLY REDUCE OUR REVENUE.

         For the period from acquisition to year ended December 31, 2007, over 77% of Grupo Sur Promociones' revenue (23% of our company-wide revenue) was generated by Procter & Gamble. The loss of Procter & Gamble could significantly reduce our revenue and our potential profitability.

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

COMPETITION IN OUR INDUSTRY IS INTENSE AND COULD INCREASE OUR COSTS OR REDUCE OUR REVENUE.

         The food service distribution industry is highly competitive. We compete with numerous smaller distributors and large warehouse-style low cost retailers for customer sales. Some of these distributors and retailers have substantially greater financial and other resources than we do. In order to compete, we may be required to increase our marketing budget, which could increase our costs, or reduce our prices, which could reduce our revenue.

OUR OPERATIONS AND PROFITABILITY MAY BE ADVERSELY AFFECTED BY ECONOMIC CONDITIONS IN MEXICO.

         Our food service business is sensitive to Mexico's national and regional economic conditions, and the demand for our food service products may be adversely affected by economic downturns in Mexico, a reduction of tourism in Mexico as well as inflation, regulation, taxation or political instability in Mexico.

CURRENCY FLUCTUATIONS OR THE DEVALUATION OF THE PESO COULD LIMIT OUR ABILITY TO CONVERT PESOS INTO U.S. DOLLARS AND COULD SUBJECT US TO FOREIGN EXCHANGE LOSSES, REDUCING OUR INCOME AND WORKING CAPITAL.

         A significant amount of our costs are U.S. Dollar-denominated, while our revenue is primarily Peso-denominated. As a result, decreases in the value of the Peso against the U.S. Dollar could cause us to incur foreign exchange losses, which would reduce our income. Severe devaluation or depreciation of the Peso may also result in governmental intervention, as has resulted in Argentina, or disruption of international foreign exchange markets. This may limit our ability to transfer or convert Pesos into U.S. Dollars and other currencies. The Mexican economy has suffered shortages in foreign exchange reserves in the past. While the Mexican government does not currently restrict, and for more than ten years has not restricted, the right or ability of Mexican or foreign persons or entities to convert Pesos into U.S. Dollars or to transfer other currencies outside of Mexico, the Mexican government could institute restrictive exchange control policies in the future. To the extent that the Mexican government institutes restrictive exchange control policies in the future, our ability to transfer or convert Pesos into U.S. Dollars may be limited, which could reduce our working capital.

HIGH INFLATION RATES IN MEXICO MAY DECREASE DEMAND FOR OUR FOOD AND FOOD-RELATED PRODUCTS WHILE INCREASING OUR COSTS.

         Mexico historically has experienced high levels of inflation, although the rates have been lower in recent years. Nonetheless, Mexico's current level of inflation remains higher than the annual inflation rates of its main trading partners. High inflation rates can adversely affect our business and results of operations in the following ways:

         o Inflation can reduce consumer purchasing power, thereby reducing consumer demand for our products;

         o To the extent inflation exceeds our price increases, our prices and revenues will be reduced in "real" terms; and

         o If the rate of Mexican inflation exceeds the rate of devaluation of the Peso against the U.S. Dollar, our U.S. Dollar-denominated sales will decrease in relative terms when stated in constant Mexican Pesos.

OUR COMMON STOCK MAY IN THE FUTURE BE CLASSIFIED AS "PENNY STOCK," IN WHICH CASE,TRADING MAY BE LIMITED AND THE SHARE PRICE COULD DECLINE.

         Because our common stock may in the future fall under the definition of "penny stock," trading in the common stock, if any, may be limited because broker-dealers would be required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving the common stock. These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving the common stock.

         "Penny stocks" are equity securities with a market price below $5.00 per share other than a security that is registered on a national exchange, included for quotation on the NASDAQ system or whose issuer has net tangible assets of more than $2,000,000 and has been in continuous operation for greater than three years. Issuers who have been in operation for less than three years must have net tangible assets of at least $5,000,000.


         Rules promulgated by the Securities and Exchange Commission under
Section 15(g) of the Exchange Act require broker-dealers engaging in transactions in penny stocks, to first provide to their customers a series of disclosures and documents including:

         o A standardized risk disclosure document identifying the risks inherent in investment in penny stocks;

         o All compensation received by the broker-dealer in connection with the transaction;

         o        Current quotation prices and other relevant market data; and

         o Monthly account statements reflecting the fair market value of the securities.

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

         Members of our Board of Directors and our executive officers, together with their affiliates, which includes York, own 56.3% of our outstanding common stock. Accordingly, these stockholders, if they act together, will be able to control all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership, which could result in a continued concentration of representation on our Board of Directors, may delay, prevent or deter a change in control and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our assets.

INVESTORS SHOULD NOT ANTICIPATE RECEIVING CASH DIVIDENDS ON OUR COMMON STOCK BUT WE ARE REQUIRED TO PAY DIVIDENDS ON OUR PREFERRED STOCK.

         We have never declared or paid any cash dividends or distributions on our common stock and intend to retain future earnings, if any, to support our operations and to finance expansion. Therefore, we do not anticipate paying any cash dividends on the common stock in the foreseeable future.

         We are contractually obligated to pay York Capital an in-kind dividend pursuant to their purchase of Series A and B 8% Convertible Preferred Stock. The dividend obligation commenced on the date of purchase, accrueS monthly and has a three year term.

         There is a reduced probability of a change of control or acquisition of us due to the possible issuance of additional preferred stock. This reduced probability could deprive our investors of the opportunity to otherwise sell our stock in an acquisition of us by others.

         Our Articles of Incorporation authorize our Board of Directors to issue up to 5,000,000 shares of preferred stock, of which 1,875,000 shares of Series A Convertible Preferred Stock and 375,000 shares of Series B Convertible Preferred Stock, respectively, have been issued. Our remaining preferred stock is issuable in one or more series and our Board of Directors has the power to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or designation of such series, without further vote or action by stockholders. As a result of the existence of this "blank check" preferred stock, potential acquirers of our company may find it more difficult to, or be discouraged from, attempting to effect an acquisition transaction with, or a change of control of, our company, thereby possibly depriving holders of our securities of certain opportunities to sell or otherwise dispose of such securities at above-market prices pursuant to such transactions.


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

         We maintain our corporate offices in San Diego, California. The Company occupies approximately 9,100 square feet pursuant to the sub- lease agreement entered into during December 2007 . The sub -lease agreement is for a term of 19 months ending July 31, 2008 at $5,500 per month. Rental expense for this location was $ 120,000 for the year ended December 31, 2007.

         We occupy approximately 55,700 square feet of warehouse space (net rentable area) pursuant to four lease agreements entered from June 1, 2006 to November 2007. The premises are located in Tijuana, Mexico. We pay
$18,800 per month with certain incremental increases of after each 12 months ranging from one to five years. Rental expense for the year was approximately $109,000.

         Palermo amended its 2006 lease during 2007 and now occupies about 20,000 square feet. The lease terminates on March 31, 2013 with monthly rent of $12,790 with annual increments. Rent expense for the year ended December 31, 2007 was approximately $142,000

         Pasani occupies 75,000 square feet in six locations in various cities in Mexico The six leases range from 1 to five years. These leases entered into during 2007 have annual increases. The total monthly payments are approximately $20,500. The rent expense for the year ended December 31, 2007 was $118,000.

         Grupo Sur occupies an office in Mexico City of 10,119 square feet. The lease commenced June 2007, with a term of three years. The monthly rent payment is $8,148. Rent expense for the year ended December 31, 2007 was $185,000.

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

ITEM 3. LEGAL PROCEEDINGS
------------------------

From time to time we are involved with legal proceedings, claims and litigation arising in the ordinary course of business. As of the date of this Annual Report on Form 10K-SB we are not a party to any material legal proceedings

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2007

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS
-------

PUBLIC MARKET
                           PRICE RANGE OF COMMON STOCK

         Our common stock has been quoted on the NASD's Bulletin Board under the trading symbol "NCTW" since May 2006. The high and low closing prices of our common stock for the periods indicated are set forth below. These closing prices do not reflect retail mark-up, markdown or commissions.

                                                  BID PRICE
                                             HIGH            LOW
                                             ----            ---
2007:
First Quarter                           $        1.07   $        .83
Second Quarter                          $        1.81   $        .84
Third Quarter                           $         .90   $        .52
Fourth Quarter                          $         .54   $        .33

2006:
First Quarter                           $         N/A   $        N/A
Second Quarter                          $         .87   $        .33
Third Quarter                           $         .90   $        .55
Fourth Quarter                          $        1.20   $        .65

         As of March 25, 2008, we had approximately 550 stockholders of record.

Prices provided by Market Watch

SHARES AVAILABLE UNDER RULE 144

         As of March 25, 2008, we have 84,425,538 shares of common stock outstanding, of which 52,118,750 shares may be sold at any time under Rule 144.

         In general, under Rule 144 as modified by the SEC in February 2008, a person who owns shares that were purchased from us, or any affiliate, at least six months previously and who is not an officer, director or 10% or greater stockholder of our company (a "non-affiliate"), is entitled to sell all or any portion of such shares under Rule 144 so long as we have filed all required SEC reports and continue to do so while the shares are offered for sale. After one year from purchase, the shares may be sold by a non-affiliate regardless of whether we have filed all required SEC reports. Our affiliates may also sell their shares under Rule 144 after they have been held for six months or more in an amount not to exceed:

         o        1% of the then outstanding shares of our common stock; or

         o The average weekly trading volume of our common stock during the four calendar weeks preceding the date on which notice of the sale is filed with the SEC.

         Future sales of restricted common stock under Rule 144 or otherwise or of the shares which we are registering under this prospectus could negatively impact the market price of our common stock. We are unable to estimate the number of shares that may be sold in the future by our existing stockholders or the effect, if any, that sales of shares by such stockholders will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of our common stock by existing stockholders could adversely affect prevailing market prices.



DIVIDENDS

         We do not expect to pay any dividends at this time. The payment of dividends, if any, will be contingent upon the our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of the our Board of Directors and may be subject to restrictions under the terms of any debt or other financing arrangements that the we may enter into in the future. We presently intend to retain all earnings, if any, for use in the business operations and accordingly, the Board does not anticipate declaring any dividends in the foreseeable future, except for the dividends payable on the Series A and B Convertible
Preferred Stock issued to York Capital and described below .

         During 2007, we issued to York, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, described elsewhere herein. The Series A and B Convertible Preferred Stock accrue a dividend at a rate of 15% of the stated liquidation preference amount, commencing on the date of issuance and continuing for a period of three years. The dividend is payable quarterly (unless converted) in additional Series A Convertible Preferred Stock or Series B Convertible Stock. To date the Board of Directors has not declared any dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table provides the following information as of December 31, 2007, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

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


                                                   NUMBER OF SECURITIES
                                                     TO BE ISSUED UPON      WEIGHTED AVERAGE          NUMBER OF
                                                        EXERCISE OF         EXERCISE PRICE OF         SECURITIES
                                                   OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   REMAINING AVAILABLE
PLAN CATEGORY                                       WARRANTS AND RIGHTS    WARRANTS AND RIGHTS   FOR FUTURE ISSUANCE
-------------------------------------------------- ---------------------- ---------------------- ---------------------
                                                            (a)                    (b)                    (c)
Equity compensation plans approved by security
holders                                                                -                      -                     -

Equity compensation plans not approved by
security holders                                                       -                      -                     -

Total                                                                  -                      -                     -

RECENT SALES OF  SECURITIES


         We are authorized to issue 5,000,000 shares of preferred stock in one or more series with such designations, voting powers, if any, preferences and relative, participating, optional or other special rights, and such qualifications, limitations and restrictions, as are determined by resolution of our Board of Directors. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our company without further action by stockholders and could adversely affect the rights and powers, including voting rights, of the holders of common stock. In certain circumstances, the issuance of preferred stock could depress the market price of the common stock. We have 1,875,000 shares of series A Convertible Preferred stock outstanding and 375,000 of Series B Convertible Preferred Stock outstanding as a result of the transactions described below.

         In January 2007 we issued 34,275 shares of common stock to Joseph Carter and 34,275 shares of common stock to Paul Ferrali to extinguish loans totaling $23,500 ($.40 per share). We also issued 10,000 shares of common stock to Bellissimo Foods in exchange for membership in Bellissimo's buying group, valued at $4,000 ($.40 per share).

         In April 2007 we issued 264,375 shares of common stock to Frank Turlo, 937,185 shares of common stock to Lia Piancone, 112,500 shares of common stock to Javier Velasco and 26,875 shares of common stock to J. Berge, a total of 1,340,935 shares to extinguish loans of $536,374 ($.40 per share).

         In April 2007 we issued 542,858 warrants and 407,152 warrants exercisable at $.40 per warrant to CSFF Master Fund and Cordillera Fund L.P., respectively, in connection with a bridge loan of $3.5 million advanced by them to us, valued at $50,000 in the aggregate. We also issued an aggregate of 7,500,000 warrants exercisable at $.40 per share to Swiss International as consideration for a $3,000,000 line of credit advanced to us, valued at $213,000.

         In April 2007 and July 2007, we issued 500,000 warrants and 1,600,000 warrants, respectively, exercisable at $.40 per share, to Gencap Solutions as finder's fees for the April 2007 bridge loan and the July 2007
York placement , valued at $25,000 and $75,000, respectively.
         In May 2007 we issued 177,396 shares of common stock to James Prestigiacomo and 58,956 shares of common stock to Rolando Hontoria, a total of 236,352 shares to extinguish loans totaling $94,540 ($.40 per share). We also issued 65,000 shares of common stock to Jorge Olson for consulting services rendered valued at $80,000 ($1.23 per share).

         In June 2007, we issued 7,500 shares of common stock to Antony Napoli, 57,080 shares of common stock to R. Bricker, 27,290 shares of common stock to M. Limandri, 81,875 shares of common stock to Phillips Faminly Trust, 27,290 shares of common stock to S. Bachman, 187,500 shares of common stock to J. Despenza, 80,000 shares of common stock to Darryl Despie, 45,030 shares of common stock to
B. Zamudio and 671,375 shares of common stock to F. Zamudo Trust, a total of 1,184,940 shares to extinguish loans totaling $475,976 ($.40 per share). We also issued 77,170 shares of common stock to Frank Turlo to purchase a truck for $30,868 ($.40 per share).

         In June 2007, we sold an aggregate of 27,910,150 shares of our common stock to a group of 474 accredited investors through Brookstreet Securities Corporation, as Placement Agent, at $.40 per share pursuant to the exemption provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

         The shares were offered solely to accredited investors, no form of general advertising was used, all investors took the shares as an investment and not with the intent to distribute and all shares were issued with a restrictive legend thereon. As additional consideration for acting as our Placement Agent, we issued to Brookstreet Securities Corporation warrants to acquire 5,649,500 shares of our common stock at $.40 per share.

         In July 2007 we issued 1,000,000 shares of Series A Convertible Preferred Stock, par value $.001 to York for $8.00 per share. The Series A Convertible Preferred Stock is convertible into 20,000,000 shares of our common stock. As additional consideration for the purchase of the Series A Convertible Preferred Stock, we issued to York (i) a Series A-1 warrant to purchase 500,000 shares of Series A Convertible Preferred Stock, at an exercise price of $8.00 per share, which in turn is convertible into 10,000,000 shares of our common stock (ii) a Series A-2 warrant to purchase 375,000 shares of Series A Convertible Preferred Stock, at an exercise price of $8.00 per share, which in turn is convertible into 7,500,000 shares of our common stock and (iii) a Series B warrant to purchase 375,000 shares of Series B Convertible Preferred Stock which in turn is convertible into 7,500,000 shares of our common stock. York exercised all of the Series A and Series B Convertible Preferred warrants in September and October 2007, and, accordingly, currently holds 1,875,000 shares of Series A Convertible Preferred Stock and 375,000 shares of Series B Convertible Preferred Stock. The Series A and Series B Convertible Preferred Stock are convertible into an aggregate of 45,000,000 shares of our Common Stock.

         All of the securities issuances described above were made in reliance on the exemption provided in Section 4(2) of the Securities Act.These insurances were to limited number of sophisticated investors,all of whom Had a prior relationship with us and executed customer subscription agreements acknowledging they were familiar with our operations and were taking the shares for investment and not for distribution. All such securities were marked with the customary redistricted legend prohibiting transfer, except under certain circumstances. The Brookstreet sales were made under Rule 506 of Regulation D

         These issuances were to a limited number of sophisticated investors, all of whom had a prior relationship with us and executed customer subscription agreements acknowledging they were familiar with our operations and were taking the shares for investment and not for distribution.

         All such securities were marked with the customary restrictive legend prohibiting transfer except under certain circumstances.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

         The historical consolidated statement of operations data for the years ended December 31, 2007 and December 31, 2006 and the historical consolidated balance sheet data as of December 31 2007 and December 31, 2006 have been derived from our historical consolidated financial statements included elsewhere in this Annual Report on Form 10K-SB.

         The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited and unaudited financial statements and related notes included elsewhere in this report . This financial information for the years ended December 31, 2007 and 2006 is derived from our audited financial statements contained elsewhere herein.

STATEMENT OF OPERATIONS DATA
                                                  Year Ended December 31,

                                                   2007               2006
                                                   ----               ----
Revenue                                       $ 42,397,000       $  4,680,000
Loss from Operations                          $  5,494,000       $  1,754,000
Net Loss                                      $  9,406,000       $  2,037,000
Net Loss per share of common stock            $       0.14       $       0.06

BALANCE SHEET DATA
               Working Capital( deficit)      $   (529,000)      $ (3,809,000)
               Total Assets                   $ 49,903,000       $ 23,759,000
               Total Liabilities              $ 16,895,000          7,115,000
               Shareholders' Equity           $ 33,008,000       $ 16,644,000


ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS
-------------------------------------------

         The following discussion should be read in conjunction with the historical consolidated financial statements and the related notes and the other financial information included elsewhere in this Annual Report on Form 10-KSB. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under "Risk Factors" and under other captions contained elsewhere in this Annual Report on Form 10-KSB.

OVERVIEW

         We market and distribute more than 2,000 food and food-related products to over 2,300 customers throughout Mexico. Our customers include grocery stores, convenience stores, hotels, resorts, cafeterias, schools, industrial caterers and restaurants. We distribute a full line of frozen foods, such as meats, fully prepared entrees and desserts, and a full line of canned and dry goods, fresh meats and imported specialties. We also distribute a wide variety of food-related items such as disposable napkins, plates and cups, and have the exclusive right to distribute Miller beer in Baja California. In addition to sales and distribution of food products, we merchandise and promote food and beverage products using point of purchase displays and related store merchandising techniques in over 240,000 retail food stores primarily in Mexico through our Grupo Sur Promociones operating unit.

         We were incorporated in Nevada in December 2002 as a wine distribution company. In April 2006, we acquired the right to distribute Miller beer in Baja California. In October 2006 we acquired the assets of Piancone Food Group, Inc. and in November 2006 we acquired all of the outstanding common stock of Palermo Foods, LLC. Both of these companies distribute food products primarily in Mexico.

         We are primarily a specialized importer. However, we believe that, over the next decade, Mexico will begin to see U.S.-style; "multi-supplier" companies enter this market. Our goal is to become a leader in this market. Due to the unique challenges in Mexico described above, major U.S. distributors such as Sysco, Inc. and U.S. Foodservice, Inc. may not choose to enter this market directly. The primary competitive advantages of these companies are the economies of scale and large-scale logistical systems they have established. We believe those systems may be difficult to implement in Mexico at this time. Therefore, we believe that the larger distribution companies in Mexico may be companies using a distribution and sales system organically grown and operated in Mexico, such as ours.

RECENT ACQUISITIONS

         In May 2007, we acquired all of the outstanding stock of two food distributors, Pasani S.A. de C.V. and Eco-Pak Distributing. In July 2007, we acquired Grupo Sur Promociones, a primarily Mexican merchandising and promotion company. In October 2007, we acquired all of the outstanding common stock of Comercial Targa, S.A., De C.V., a Mexican food distributor specializing in cheeses and other dairy products. References to our operations include the operations of all of these acquired companies.

RECONCILIATION

         The non-GAAP financial measures of pro forma revenue and EBITDA are discussed under the heading "-- RESULTS OF OPERATIONS --DECEMBER 31,2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006-- and elsewhere in this report, does not replace the presentation of the Company's GAAP financial results and does not necessarily reflect the actual financial results of the combined companies for the periods presented. In our measure of pro forma results of operations we have included unaudited prior year revenue results as if we had owned it during the entire year. The revenue figures for these acquisitions are internally prepared and unaudited, and have not been reviewed by our independent accountants. A reconciliation of the non-GAAP financial measures contained in this report to the most comparable GAAP measures is as follows elsewhere herein:


                                                        For the Year Ended                                     Increase
                                                      2007         Percentage      2006        Percentage     (Decrease)
                                                ----------------- ------------ ------------- -------------- ---------------
Revenue                                             $ 42,398,000          100    $4,680,000        100          37,718,000
Cost of Revenue(1)                                    35,574,000           84     3,979,000         85          31,595,000
                                                ----------------- ------------ ------------- ----------     ---------------
Gross Profit                                           6,824,000           16       701,000         15           6,123,000

Operating Expenses
Distribution, Selling, General and
Administrative expense                                10,692,000           25     2,345,000         50           8,347,000
Amortization and depreciation expense                  1,626,000            4       111,000          2           1,515,000
                                                ----------------- ------------ ------------- ----------     ---------------
Total Operating Expense                               12,318,000           29     2,456,000         52           9,862,000

Loss from Operations                                  (5,494,000)         (13)   (1,755,000)       (37)         (3,739,000)

Other Income (Expense)
Interest income                                           14,000            0         7,000                          7,000
Interest Expense                                      (2,007,000)          (5)     (290,000)        (6)         (1,717,000)
Warrant Expense                                       (1,918,000)          (5)           --         --          (1,918,000)
                                                ----------------- ------------ ------------- ----------     ---------------
Total Other Income (Expense)                          (3,911,000)          (9)     (283,000)        (6)         (3,628,000)

Loss before Tax                                       (9,405,000)         (22)   (2,038,000)       (43)         (7,367,000)

Tax                                                        1,000            0             -          -               1,000
                                                -----------------  -----------  -------------  ---------     --------------
Net(Loss)                                           $ (9,406,000)         (22)  $(2,038,000)       (43)         (7,366,000)
Net (Loss) per Common Share- Basic & Diluted               (0.14)                     (0.06)
Weighted Average Common Shares Outstanding            68,466,011                 31,538,000

-----------------
(1)  All costs incurred to bring product to our warehouses and distributions centers are included in cost of revenue. These items include shipping and handling costs, agent and broker fees, letter of credit fees, customs duty, inspection costs, inbound freight and internal transfer costs. Costs associated with our own distribution and warehousing are recorded in operating expenses. Our gross margins may not be comparable to others in the industry as some entities may record and classify these costs differently.

RESULTS OF OPERATIONS: YEAR ENDED DECEMBER 31,2007 COMPARED TO YEAR ENDED DECEMBER 31 2006.

Revenue for the year ended December 31, 2007 of $42,398,000 increased $37,718,000 from the year ended December 31, 2006. The increase reflects a full year of operations for Best Beer and Palermo, combined with revenues of approximately $18,000,000 from our 2007 acquisitions (i) Pasani (May 2007), (ii) Grupo Sur (July 2007) and (iii) Targa (October 2007).

Pro forma revenue for the year ended December 31, 2007 of approximately $63,360,000 increased approximately $14,280,000 or 29% from pro forma revenue of $49,080,000 for the year ended December 31, 2006

RECONCILIATION

         In non-GAAP financial measure of pro forma revenue below, we have included unaudited prior year net sales of Pasani , S.A. de CV, Grupo Promociones De Mexico S.A. DE C.V and Targa, S.A. de CV . This information is provided to present the results as if we had owned these entries during 2007 and 2006. The revenue figures for these acquisitions was internally prepared and unaudited, and have not been reviewed by our independent accountants. A reconciliation of the non-GAAP financial measures contained in this report to the most comparable GAAP measures is as follows:

                               Unaudited  Revenue
                                for the Years Ended
                                    December 31,
                               2007             2006
                            ----------      ----------
As Reported                $42,400,000     $ 4,680,000
Pro forma adjustments:
Nascent, Best Beer
And Palermo                         --      11,500,000
Pasani                       2,160,000       6,700,000
Grupo Sur                   12,600,000      19,400,000
Targa                        6,200,000       6,800,000
                            ----------      ----------
                           $63,360,000     $49,080,000
                            ==========      ==========

         Gross Profit of approximately $6,123,000, or 16% of revenue for the year ended December 31, 2007, increased approximately $6,122,000 from approximately $700,000 for the year ended December 31, 31, 2006. The increase reflects a full year of operations for Best Beer and Palermo combined with gross profit of approximately $2,800,000 from our 2007 acquisitions (i) Pasani (May 2007), (ii) Grupo Sur (July 2007) and (iii)Targa (October 2007).

Operating Expenses:

         Distribution, Selling, General and Administrative Expense of approximately $10,700,000, or 25% of revenue, for the year ended December 31, 2007 increased $8,300,000 from the year ended December 31, 2006. The operating expenses reflects a full year for Nascent Corporate , Best Beer and Palermo ("core companies") of approximately $8,900,000 combined with approximately $ 1.0 Million from our 2007 acquisitions (i) Pasani (May 2007),
(ii) Grupo Sur (July 2007) and (iii)Targa (October 2007). The core companies' operating expenses include distribution expenses of approximately $1,900,000, sales and marketing of approximately $1,000,000. General and administrative expenses of approximately $3,700,000. General and administrative expense reflects approximately $1,000,000 in salaries and $800,000 in professional fees.

         Amortization and depreciation expenses of approximately $1,600,000, includes $1.1 Million of non-cash amortization of certain intangibles assets arising from the 2006 and 2007 acquisitions. (See note: 5 elsewhere herein.)

         Loss from operations for the year ended December 31, 2007 is approximately $5,500,000 as compared to $1,700,000 for the same period last year.

         Interest expense for the year ended December 31, 2007 was approximately $2,000,000 an increase of approximately $1,700,000 from the year ended December 31, 2006. The increase for the most part reflects warrant and interest expense of approximately of $800,000 and $1,200,000 and interest on certain bridge loans and acquisitions notes.

         Warrant expense of approximately $1,900,000 for year ended December 31, 2007 resulted, for the most part, from the issuance of warrants in support of raising funds and finders' fees.

         Net loss of $9,406,000 or $0.14 loss per common and fully diluted shares for the year ended December 31, 2007 can be attributed to 2007 being a transition year. We incurred costs including those associated with financing acquisitions and professional fees and non- cash amortization, related to these acquisitions which more than offset our $6,800,000 gross profit.

RECONCILIATION

         The non-GAAP financial measure of pro forma EBITDA below, we have included unaudited prior year net sales of Pasani, S.A. de CV, Grupo
Promociones De Mexico S.A. DE C.V and Targa, S.A. de CV. This information is provided to present the results as if we had owned these entries during 2007 and 2006. The revenue figures for these acquisitions was internally prepared and unaudited, and have not been reviewed by our independent accountants. A reconciliation of the non-GAAP financial measures contained in this report to the most comparable GAAP measures is as follows:

                                              Unaudited  Pro forma EBITDA
                                             For the Year ended December 31,
                                                2007              2006
                                              --------          --------
                                                    (in thousands)
As reported

Pro forma adjustments
Nascent, IFS Best Beer
 and Palermo                                  $ (5,418)        $  (2,300)
Pasani                                             422               960
Grupo Sur                                          885              (102)
Targa                                             (396)              185
                                              --------          --------
Pro forma adjustments
Operating Loss                                  (4,507)           (1,257)
Add:

Amortization and Depreciation                    1,406               715

Interest                                             0                 0
Tax                                                  0                 0
                                              --------          --------
EBITDA
                                              $ (3,101)         $   (542)
                                              ========          ========

EBITDA equals Earnings(Operating Loss) before Interest, Taxes, Depreciation and Amortization.

The pro forma EBITDA for the year ended December 31, 2007, reflects the effects of management focus on funding, acquisitions and expansion.

         Our quarterly consolidated results of operations have fluctuated, and we expect will continue to fluctuate in the future due to organic growth and expansion.

                                       SUMMARIZED QUARTERLY DATA (UNAUDITED)

                                                   Fiscal Year 2007 Quarters

                                          1st         2nd        3rd         4th        Total
                                       --------    --------    --------    --------    --------
Net sales                              $  5,134    $  7,791    $ 12,490    $ 16,983    $ 42,398

Gross Profit                                973       1,209       2,159       2,482       6,823

Net earnings (loss)                    $ (1,133)   $ (2,696)   $ (2,575)   $ (2,436)   $ (8,840)

Earnings (loss) per Common Share:(1)

      Basic and Diluted                   (0.02)      (0.05)      (0.03)      (0.04)      (0.14)


                                             Fiscal Year 2006 Quarters

                                          1st         2nd        3rd         4th        Total
                                       --------    --------    --------    --------    --------

Net sales                              $     --    $     --    $  1,204    $  3,476    $  4,680

Gross Profit                                 --          --         213         488         701

Net earnings (loss)                    $     (4)   $   (323)   $   (885)   $   (855)   $ (2,037)

Earnings (loss) per Common Share:(1)

      Basic                               (0.00)      (0.01)      (0.03)      (0.02)      (0.06)

      Diluted
--------------------
(1)  Earnings per share are computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

LIQUIDITY AND CAPITAL RESOURCES

         The consolidated financial statements have been prepared assuming that we will continue as a going concern. The Company has had net losses for the years ended December 31,2007 and December 31, 2006, respectively.

         We commenced operations in 2006 and acquired the Miller Beer license and started-up our Best Beer company, acquired Palermo and raised substantial equity financing. Additionally, we completed three acquisitions in 2007. The costs associated with these acquisitions and the associated cost of funding the acquisitions was a major contributor to the generation of these losses. We are installing certain control metrics to assist management in maximizing operating income.

         We are currently pursuing a working capital line of credit and are in discussions with several financial institutions. However, there can be no assurance that the terms and conditions of a line of credit will be acceptable to us.


Cash Flow                                           As of December 31,
                                                2007                  2006
                                       ----------------------- -----------------
Net Cash (Used) for Operations              $(13,274,000)         $(1,884,000)
Net Cash (Used) for Investing                (15,360,000)          (2,331,000)
Net Cash Provided by Financing                29,273,000            4,680,000
Effect of Exchange Rates                          50,000               (2,000)
                                       ----------------------- -----------------
Net Increase Cash                               $689,000             $463,000
                                       ======================= =================

         We had a cash balance of $1,166,000 at December 31, 2007 as compared to $463,000 at December 31, 2006 an increase of $703,000.

         We raised approximately $22,500,000 through equity transactions.

                  o $7,279,000 through the sales common stock in a private placement placed by Brook Street Securities, and

                  o        $ 15,259,000 sale of preferred  Stock to York
                           Capital.

         We acquired Targa                                            $3,900,000

         We acquired Pasani and Grupo Sur                             $2,900,000
         We acquired fixed assets and capitalized lease               $1,800,000
         We increased working capital through organic growth
           and acquisition                                            $7,300,000
         Net  Cash Loss, net of non cash expenses                     $5,900,000

BALANCE SHEET ANALYSIS
                                               As Of December 31             Increase
                                              2007            2006
                                           ------------    ------------    ------------
Current Asset:
Cash                                       $  1,166,000    $    476,000    $    690,000
Accounts Receivable                           7,763,000       1,327,000       6,436,000
Inventory                                     5,504,000       1,137,000       4,367,000
Investments                                     238,000               0         238,000
Prepaid                                       1,694,000         178,000       1,516,000
                                           ------------    ------------    ------------
Total Current Assets                       $ 16,365,000    $  3,118,000    $ 13,247,000
                                           ------------    ------------    ------------

Current Liabilities:
Accounts Payable                           $  5,054,000    $  2,179,000    $  2,874,000
Accrued Liabilities                           1,634,000         402,000       1,232,000
Accrued Interest                                279,000         277,000           2,000
Bank Loans                                      442,000         388,000          54,000
Loans payable less un-amortized interest             --         932,000        (932,000)
Other Loans Payable                             376,000         309,000          67,000
Acquisitions Loans                            7,700,000              --       7,700,000
Capital Leases                                  737,000              --         737,000
Shareholders Loans                              672,000       2,440,000      (1,768,000)
                                           ------------    ------------    ------------
Total Current Liabilities
                                           $ 16,893,000    $  6,927,000    $  9,966,000
                                           ------------    ------------    ------------

Working Capital(Deficit)                   $   (529,000)   ($ 3,809,000)   $  3,280,000
                                           ============    ============    ============

         Working Capital deficit of $529,000 as of December 31, 2007 reflects a decrease in the deficit of $3,200,000 from December 31,2006. However, a major factor contributing to the Working Capital Deficit is the classification as a current liability of $7,700,000 of acquisition notes which are payable within one year. The reduction in deficit can be attributed to an increase in current assets of $13,200,000 which more than offset the $9,900,000 in current liabilities. The increase in current assets results in part from the 2007 acquisitions (see note 10 to the financial statements), as well as, a full year of operations of the core companies.

         Additional, the current liabilities reflects increases due to the acquisitions and organic Growth, offset in part through pay downs of shareholder loans and other loans of $2,700,000.

         On March 31, 2008 we entered into a $1,000,000 senior bridge loan agreement with Genesis Merchants Partners, LP. The terms are: (i)interest of 14% per annum, payable monthly; (ii) the loan is due and payable within180 days, at that time 107% of principal will become due and payable; The bridge loan may be extended to 360 days from closing at the Company's option, at that time 115% of principal will be due and payable.

         A closing fee of 3% of principal will at time of closing. If the loan is extended an additional 2% closing fee will be due. The loan is secured by the assets of the Company. The senior bridge loan is required to be repaid from the proceeds of a working capital credit agreement the Company may enter into.

         The year ended December 31, 2007 reflects Pasani, Grupo Sur and Targo for a partial year and Best Beer and Palermo for a full year of operations. See Note -Acquisitions included elsewhere herein.

INFLATION

         We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our revenue. However, from time to time inflation has a impact on commodity related products.

CONTRACTUAL OBLIGATIONS

         The following table summarizes our contractual obligations at December 30, 2007 and the effects we expect such obligations to have on liquidity and cash flow in future periods.

                                            PAYMENTS DUE BY PERIOD
                               ----------------------------------------------
                                              (IN THOUSANDS)
                               ----------------------------------------------
                               TOTAL    LESS THAN    2-3      3-5     MORE THAN
                                         1 YEAR     YEARS    YEARS     5 YEARS
                               ------    ------    ------    ------    --------
Debt obligations (1)           $8,748    $8,748        --        --        --

Operating leases               $3,776    $1,804     $,489       $374      $42


Note 1. Includes the acquisition notes $7,700,000.


CRITICAL ACCOUNTING POLICIES
----------------------------

      Management's discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates, including those related to bad debts, inventories, intangible assets, income taxes, and contingencies and litigation, on an ongoing basis. We base these estimates on historical experiences and on various other assumptions that we believe are reasonable under the circumstances. These assumptions form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies and the related estimates and assumptions discussed below are among those most important to an understanding of our consolidated financial statements.

REVENUE RECOGNITION
-------------------

         The Company reports revenue using the accrual method, in which revenues are recorded as services are rendered or as products are delivered and billings are generated, in accordance SEC Staff Accounting Standard 101 Revenue Recognition. In accordance with aforementioned guidance revenue is recognized when the following criteria are met: (i) persuasive evidence of the customer arrangement exits; (ii) price is fixed and determinable; (iii) acceptance has occurred; and (iv) collectiverity is deemed probale.

ACCOUNTS RECEIVABLE
-------------------

         The Company has reviewed the outstanding trade accounts receivable and provided a reserve for slow paying accounts of approximately $588,290 and $50,000 for the years ended 2007 and 2006, respectively, The Company plans to insure all its trade receivables during the first half 2008. Additionally, Company is developing standard credit policies.

INVENTORIES
-----------

         Inventories are accounted for on the first-in, first-out basis. Any products reaching their expiration dates are written off. The Company has determined it does not require a provision for slow moving and or obsolete inventory for the years ended December 31, 2007 and 2006, respectively.

PROPERTY AND EQUIPMENT
----------------------

         Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is three to ten years.

BUSINESS COMBINATION
--------------------

         Acquisitions require significant estimates and judgments related to the fair value of assets acquired and liabilities assumed to which the transaction costs are allocated under the purchase method of accounting. Certain liabilities are subjective in nature. We reflect such liabilities based upon the most recent information available. The ultimate settlement of such liabilities may be for amounts that are different from the amounts initially recorded. A significant amount of judgment also is involved in determining the fair value of assets acquired. Different assumptions could yield materially different results.

INTANGIBLE
----------

         The Company accounts for intangible assets in accordance with Statement Financial Accounting Standard 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS 144). The Company acquired long-lived assets during the year ended December 31,2007 and year ended December 31, 2006, respectively. The acquired long -lived assets are attributed to acquisitions completed during 2007 and 2006. The company reviewed the carrying values of its long-lived assets for possible impairment as of December 31, 2007 or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable and\or annually. No impairment losses were recorded in the years ended December 31, 2007 and December 31, 2006, respectively.

LOSS PER SHARE
--------------

         Basic loss per share is calculated by dividing net loss by the weighted-average number of shares of common shares outstanding. Diluted loss per share includes the component of basic loss per share and also gives effect to dilutive common stock equivalents. Potential dilutive common stock equivalents include stock options, warrants and preferred stock which convert into common stock.

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

STOCK - BASED COMPENSATION
--------------------------

         The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123r Share Based Payment ("SFAS 123r"). The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees and non employees. The Company did not grant any new employee options and no options were cancelled or exercised during the years ended December 31, 2007 and the December 31, 2006, respectively.

ADVERTISING
-----------

         The Company expenses advertising as incurred. Advertising expense were approximately $161,000 and $46,000 for 2007 and 2006 respectively.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

         In December 2007, the Financial Accounting Standards Board ("FASB") issued (SFAS) NO. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS--AN AMENDMENT OF ACCOUNTING RESEARCH BULLETIN NO. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non controlling interest, changes in a parent's ownership interest, and the valuation of retained non controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non controlling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The accounting provisions of SFAS 160 will be effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact, if any, this statement will have on its financial position, cash flows, or results of operations.

         In December 2007, FASB issued STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 141R (REVISED), "BUSINESS COMBINATIONS". The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The accounting provisions of SFAS No. 160 will be effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact, if any, this statement will have on its financial position, cash flows, or results of operations.

         On February 15, 2007, FASB issued Statement of Financial Accounting Standards (SFAS) NO. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES". SFAS No. 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The accounting provisions of SFAS No. 159 will be effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 but does not believe that the adoption of SFAS 157 will have a material impact on its financial position, cash flows, or results of operations.

         In September 2006, FASB issued STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 157, "FAIR VALUE MEASUREMENTS." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies in those instances where other accounting pronouncements require or permit fair value measurements, the board of directors having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The Company is required to adopt SFAS 157 no later than the fiscal year beginning after November 15, 2007. The accounting provisions of SFAS No. 157 will be effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 but does not believe that the adoption of SFAS 157 will have a material impact on its financial position, cash flows, or results of operations.

         On July 13, 2006, FASB issued FASB INTERPRETATION (FIN) NO. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company adopted Interpretation 48 during fiscal year 2007. The Company did not record, and does not anticipate any adjustments resulting from the adoption of Interpretation 48.

ITEM . FINANCIAL STATEMENTS

         The consolidated financial statements of the Company required to be included in Item 7 are listed in this index, and follow this page:

Report of Independent Certified Public Accountant                 F-1
Financial Statements
Consolidated Balance Sheets                                       F-2
Consolidated Statements of Operations                             F-3
Consolidated Statement of Shareholders' Equity                    F-4
Consolidated Statements of Cash Flows                             F-5
Notes to Consolidated Financial Statements                        F-6

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM


To the Board of Directors and Stockholders
Nascent Wine Company, Inc.

We have audited the accompanying consolidated balance sheets of Nascent Wine Company, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

For 2007 we did not audit the financial statements of Pasani S.A. DE C.V. or Grupo Sur Promociones De Mexico, S.A. De C.V. or Comercial Targa, S.A. De C.V., all wholly owned subsidiaries, whose statements reflect total assets constituting 33% of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included for Nascent Wine Company, Inc,is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company's internal control over its financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2007 and 2006 and the results of its' operations and its' stockholders equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in these financial statements, the Company incurred losses in 2007 of $9,406,105 has cumulative losses of $11,473,009 and a negative current ratio. Further, 62.5% of the total consolidated assets of the Company of $49,902,926, represent intangible assets and are subject to annual impairment analysis. These factors raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Gruber & Company LLC

Lake St. Louis Missouri-April 14, 2008


NASCENT WINE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,    DECEMBER 31,
                                                                         2007            2006
                                                                     ------------    ------------
ASSETS
Current assets:
  Cash                                                               $  1,165,814    $    476,376
  Accounts receivable, net of allowance for uncollectibles,
  $638,363 and $50,000 at December 31, 2007 and 2006, respectively      7,763,114       1,327,153
  Inventory                                                             5,504,209       1,137,459
  Investment, current                                                     238,318
  Prepaid and deposits                                                  1,694,084         177,976
                                                                     ------------    ------------
     TOTAL CURRENT ASSETS                                              16,365,539       3,118,964

Property and equipment, net                                             2,119,044         593,691
Intangible assets:
  Amortizable intangible assets, net                                   17,251,375       8,110,000
  Goodwill                                                             14,166,968      11,936,217
                                                                     ------------    ------------
     TOTAL ASSETS                                                    $ 49,902,926    $ 23,758,872
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $  5,054,079    $  2,179,342
  Accrued expenses                                                      1,633,591         402,312
  Accrued interest                                                        279,351         276,991
  Bank loans                                                              442,411         387,633
  Bridge loans                                                                 --         932,005
  Other loans payable                                                     376,133         309,434
  Acquisition loans                                                     7,700,000              --
  Capital leases deferred, net                                            737,222              --
  Shareholder loans                                                       672,048       2,440,148
                                                                     ------------    ------------
     TOTAL CURRENT LIABILITIES                                         16,894,835       6,927,865

Long term debt                                                                 --         186,672
                                                                     ------------    ------------
     TOTAL LIABILITIES                                                 16,894,835       7,114,537

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares
  Authorized, 2,250,000 and no shares issued and outstanding
  at December 31, 2007 and 2006, respectively                               2,250              --
Paid in preferred stock                                                15,142,026              --
Common stock, $0.001 par value, 195,000,000 shares authorized,
  84,425,538 and 52,050,000 shares issued and outstanding as of
  December 31, 2007 and December 31, 2006, respectively                    84,426          52,050
Additional paid-in capital                                             29,209,951      16,314,477
Subscribed stock                                                               --       2,334,727
Accumulated other comprehensive loss                                       32,447             (15)
Deficit accumulated                                                   (11,463,009)     (2,056,904)
                                                                     ------------    ------------
     TOTAL STOCKHOLDERS' EQUITY                                        33,008,091      16,644,335

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 49,902,926    $ 23,758,872
                                                                     ============    ============

            The accompanying notes are an integral part of these financial statements.

                                                F-2







NASCENT WINE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      FOR THE YEAR    FOR THE YEAR
                                                     ENDED DECEMBER  ENDED DECEMBER
                                                        31, 2007        31, 2006
                                                      ------------    ------------

REVENUES                                              $ 42,397,534    $  4,679,868
COST OF REVENUES SALES                                  35,574,092       3,978,597
                                                      ------------    ------------

TOTAL GROSS PROFIT                                       6,823,442         701,271


OPERATING EXPENSES
  Distribution, General and administrative expenses     10,691,756       2,344,706
  Amortization expense                                   1,625,718         110,855
                                                      ------------    ------------
TOTAL OPERATING EXPENSES                                12,317,474       2,455,561


LOSS FROM OPERATIONS                                    (5,494,032)     (1,754,290)

OTHER INCOME AND (EXPENSE)
  Interest income                                           14,227           7,003
  Interest expense                                      (2,007,018)       (289,580)
  Warrant expense                                       (1,918,131)             --
  Provision for income taxes                                (1,151)             --
                                                      -------------   ------------
NET LOSS                                              $ (9,406,105)   $ (2,036,868)
                                                      ============    ============


NET (LOSS) PER SHARE - BASIC AND FULLY DILUTED        $      (.014)   $      (0.06)
                                                      ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING BASIC AND FULLY DILUTED                     68,466,011      31,538,493
                                                      ============    ============

     The accompanying notes are an integral part of these financial statements.

                                       F-3






NASCENT WINE COMPANY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY

                                                       PREFERRED SHARES

                                                                       ADDITIONAL
                                           NUMBER OF     PAR VALUE      PAID-IN
                                            SHARES         $.001        CAPITAL
                                          -----------   -----------   -----------

Balance December 31, 2005                          --   $        --   $        --

April 11, 2006 20 to 1 split                       --            --            --
Shares cancelled April 27, 2006                    --            --            --
Shares issued for Miller                           --            --            --
Beer distribution license                          --            --            --
Shares issued for acquisition of                   --            --            --
  certain assets and liabilities                   --            --            --
  of Piancone Group International, Inc.            --            --            --
Shares issued for acquisition of                   --            --            --
Palermo Italian Foods, LLC                         --            --            --
Shares issued to extinguish debt                   --            --            --
Stock subscribed for cash                          --            --            --
  6,945,000 at $0.40                               --            --            --
Cost to sell subscribed stock                      --            --            --
Warrants issued and attached to debt               --            --            --
Net loss                                           --            --            --
Adjustment for foreign                             --            --            --
  Currency translation                             --            --            --
Comprehensive loss                                 --            --            --
                                          -----------   -----------   -----------
Balance December 31, 2006                          --   $        --   $        --

Preferred shares issued for cash            2,250,000         2,250    15,142,026
Shares issued for services                         --            --            --
Shares issued for loans                            --            --            --
Shares issued for truck                            --            --            --
Shares issued for cash                             --            --            --
Shares issued for acquisition                      --            --            --
Warrants issued                                    --            --            --
Shares issued for finder fee                       --            --            --
Net loss                                           --            --            --
Translation loss                                   --            --            --
Comprehensive loss                                 --            --            --
                                          -----------   -----------   -----------
Balance December 31, 2007                   2,250,000   $     2,250   $15,142,026
                                          ===========   ===========   ===========


     The accompanying notes are an integral part of these financial statements.


(continued on next page)
                                      F-4a





(continued from previous page)

NASCENT WINE COMPANY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY

                                                                COMMON SHARES
                             ------------------------------------------------------------------------------------------------------
                                                                                                                          TOTAL
                                                                                                                       STOCKHOLDERS'
                                                PAR         ADDITIONAL                                                 ACCUMULATED
                              NUMBER OF        VALUE         PAID-IN      SUBSCRIBED    COMPREHENSIVE     INCOME          EQUITY
                                SHARES          $.001        CAPITAL         STOCK          INCOME       (DEFICIT)      (DEFICIT)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance December 31, 2005       4,328,400   $      4,328   $     34,426   $         --   $         --   $    (20,036)  $     18,718

April 11, 2006 20 to 1 split   82,240,400         82,240        (82,240)            --             --             --             --
Shares cancelled April 27,
  2006                       (69,068,800)        (69,068)        69,068             --             --             --             --
Shares issued for Miller
Beer distribution license      17,500,000         17,500      7,857,500             --             --             --      7,875,000
Shares issued for acquisition
  of certain assets and
  liabilities of Piancone
  Group International, Inc.    15,000,000         15,000      5,985,000             --             --             --      6,000,000
Shares issued for acquisition
  of Palermo Italian Foods,
  LLC                           1,250,000          1,250        998,750             --             --             --      1,000,000
Shares issued to extinguish
  debt                            800,000            800        197,123             --             --             --        197,923
Stock subscribed for cash
  6,945,000 at $0.40                   --             --             --      2,778,000             --             --      2,778,000
Cost to sell subscribed stock          --             --             --       (443,273)            --             --       (443,273)
Warrants issued and attached
  to debt                              --             --      1,254,850             --             --             --      1,254,850
Net loss                               --             --             --             --             --     (2,036,868)    (2,036,868)
Adjustment for foreign
  Currency translation                 --             --             --             --            (15)            --            (15)
                                                                                                                       ------------
Comprehensive loss                     --             --             --             --             --             --     (2,036,883)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance December 31, 2006      52,050,000   $     52,050   $ 16,314,477   $  2,334,727   $        (15)  $ (2,056,904)  $ 16,644,335

Preferred shares issued
  for cash                             --             --             --             --             --             --     15,144,276
Shares issued for services        316,023            316        162,055             --             --             --        162,371
Shares issued for loans         3,002,545          3,003      1,265,899             --             --             --      1,268,902
Shares issued for truck            77,170             77         30,791             --             --             --         30,868
Shares issued for cash         28,484,900         28,485      9,585,424     (2,334,727)            --             --      7,279,182
Shares issued for acquisition     244,900            245        119,755             --             --             --        120,000
Warrants issued                        --             --      1,616,800             --             --             --      1,616,800
Shares issued for finder fee      250,000            250        114,750             --             --             --        115,000
Net loss                               --             --             --             --             --     (9,406,105)    (9,406,105)
Translation loss                       --             --             --             --         32,462             --         32,462
                                                                                                                       ------------
Comprehensive loss                     --             --             --             --             --             --     (9,373,643)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance December 31, 2007      84,425,538   $     84,426   $ 29,209,951   $         --   $     32,447   $(11,463,009)  $ 33,008,091
                             ============   ============   ============   ============   ============   ============   ============



                              The accompanying notes are an integral part of these financial statements.

                                                                 F-4b





NASCENT WINE COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        FOR THE YEAR    FOR THE YEAR
                                                                           ENDED           ENDED
                                                                        DECEMBER 31,    DECEMBER 31,
                                                                           2007             2006
                                                                        ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $(9,406,105)   $ (2,036,868)
  Adjustment to reconcile net loss to net cash used for
   operating activities:
  Shares issued for expenses                                                 162,371          36,006
  Depreciation                                                               532,374         565,000
  Allowance for uncollectibles                                                49,943              --
  Amortization of intangibles                                              1,093,344         110,855
  Warrants issuance expense                                                1,616,800              --
Changes in operating assets and liabilities:
  Increase in accounts receivable                                         (2,389,279)       (863,242)
  Increase in inventory                                                   (1,562,879)       (424,279)
  Increase in prepaid expenses and deposits                                 (650,502)       (177,428)
  Increase in accrued interest                                                18,484         203,269
  Increase in accounts payable                                            (2,919,727         276,527
  Increase in accrued expense                                              1,165,087         425,878
  Decrease in taxes                                                         (983,739)             --
                                                                        ------------    ------------
NET CASH USED FOR OPERATING ACTIVITIES                                   (13,273,828)     (1,884,282)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                                (1,160,068)        (52,248)
  Acquisition of license to distribute Miller Beer                                --        (800,000)
  Acquisition of Piancone Group International, Inc.                               --        (478,679)
  Acquisition of Palarmo Italian Foods LLC                                        --      (1,000,000)
  Acquisition of Pasani\Eco Pac                                           (6,000,000)             --
  Acquisition of Grupo Sur                                                (4,550,000)             --
  Acquisition of Targa                                                    (3,880,000)             --
  Cash acquired in acquisitions                                              173,503              --
  Disposition of investment                                                   56,233              --
                                                                        ------------    ------------
NET CASH USED FOR INVESTING ACTIVITIES                                   (15,360,332)     (2,330,927)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in bridge loans payable                             (1,073,505)      2,076,000
  Common stock issued for cash, less expenses                              7,279,182              --
  Preferred stock issued for cash                                         15,259,276              --
  Increase in acquisition loans                                            7,700,000              --
  Increase (decrease) in other loans payable                                 126,054        (233,728)
  Increase (decrease) in shareholder loans                                  (641,574)        460,000
  Increase (decrease) in bank loans                                         (113,545)         42,691
  Common stock subscribed-net of expenses                                         --       2,334,727
  Increase in capital leases                                                 737,222              --
                                                                        ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 29,273,110       4,679,690

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       50,488          (2,360)
                                                                        ------------    ------------
NET INCREASE IN CASH                                                         689,437         462,122
  Cash - Beginning                                                           476,376          14,254
                                                                        ------------    ------------
  Cash - Ending                                                         $  1,165,814    $    476,376
                                                                        ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY:
  Issuance of stock for Miller distribution license                     $         --    $  7,875,000
                                                                        ============    ============
  Warrants issued and attached to debt                                  $         --    $  1,254,850
                                                                        ============    ============
  Shares issued for expenses                                                 162,371              --
                                                                        ============    ============
  Shares issued for loans                                                  1,268,902              --
                                                                        ============    ============
  Shares issued for a truck                                                   30,868              --
                                                                        ============    ============
  Shares issued for acquisition                                              120,000              --
                                                                        ============    ============
  Shares issued for finder fees                                              115,000              --
                                                                        ============    ============
  Warrant issuance expense                                                 1,616,800              --
                                                                        ============    ============
  Interest paid                                                         $  1,543,741    $     25,500
                                                                        ============    ============
  Income taxes paid                                                     $      1,151    $         --
                                                                        ============    ============


              The accompanying notes are an integral part of these financial statements.


                                                 F-5

                   NASCENT WINE COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 1 - COMPANY OVERVIEW

COMPANY HISTORY
---------------

The Company was incorporated under the laws of the State of Nevada, on December 31, 2002 (Date of inception). The Company had minimal operations until July 1, 2006 after the Company purchased the license to distribute Miller Beer in Baja California, Mexico from Piancone Group International, Inc. ("PGII"). The Purchase price consisted of issuing 17,500,000 par value $0.001 shares of common stock at a valued at $0.45 per share ($7,875,000) and a cash payment of $800,000 to Miller Beer as a settlement of debt of the previous license holder. The Company commenced its distribution of Miller Beers during July 2006. The Company incorporated Best Beer S.A. de C. V. (Best Beer) during May 2006 in order to distribute in Baja California

In October, 2006 the Company purchased the assets and assumed liabilities of PGII. The purchase price consisted of Company issuing 15,000,000 of $0.001 par value common stock, valued at $6,000,000.

In November, 2006 the Company purchased the outstanding common stock of Palarmo Italian Foods, LLC (Palermo) issuing 1,250,000 shares of common stock at $0.80 per share ($1,000,000) and $1.000,000 in cash.

On May 11, 2007, the Company acquired Pasani\Eco paying $1,900,000 in cash, issuing notes payable in the amount of $1,600,000 with interest at 8% and $2,500,000 without interest, distribution companies based in Mexico City and San Antonio, Texas. The Company paid an additional $600,000 in November, 2007 and $3,500,000 is payable May 11, 2008 with interest on the $1,000,000. The notes may be converted to common stock at $1.40 per share

In July, 2007 the Company acquired Groupo Sur Promociones de Mexico S.A. de C.V. (Groupo Sur) and related companies issuing a note payable in the amount of $4,500,000 at 6% interest. The Company paid $300,000 against the note. The remaining balance is payable $2,000,000 on June 30, 2008 and $2,200,000 with interest on December 31, 2008. The note is payable in cash or convertible into shares at the market closing sales price on the day immediately prior to the conversion. Grupo Sur purchase agreement contained a contingent earn-out more The Company had additional expenses of $50,000 related to this acquisition.

In October 2007 the Company acquired all of the outstanding capital stock of Targa, S.A. de C.V. (Targa) for $4,000,000. The Company paid $3,550,000 at the close and deposited $250,000 in an escrow account for six months to satisfy any indemnification losses or claims. In addition, the Company paid a finder's fee of $200,000.

The above mentioned transactions were accounted for pursuant to Statement of Financial Accounting Standard 141 (`SFAS 141') Business Combinations. A discussion of these transactions are included elsewhere herein.


In accordance with SFAS #7, the Company was considered a development stage company until it started operations on July 1, 2006.

NOTE 2 - GOING CONCERN

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2007 Company had cash of $1,165,814 and a working capital deficit of $529,296. The Company had net loss of $9,406,105 and $2,036,868 for the years ended December 31, 2007 and 2006, respectively.

The Company is currently in discussions with several lending institutions to secure a line of credit secured by its trade accounts receivable, however, there can be no assurances that a line of credit will be offered to the Company or the terms and condition will be acceptable to the Company.

The Company believes that its projected operating income for 2008 and a combinations of a line of credit and bridge will generate sufficient liquidity for the Company to meet its obligations for the next twelve months.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

PRINCIPLES OF CONSOLIDATION
---------------------------

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Best Beer S.A. de C. V., (Best Beer), International Food Services, Inc. (IFS) and Palermo Italian Foods, LLC (Palermo) for the year ended December 31, 2006. For the year ended December 31, 2007 the accompanying consolidated statements include Best Beer , IFS., Palermo , Eco Pak, Inc (Eco Pac) Pasani S.A. de C.V. (Pasani) , Grupo Sur Promociones de Mexico S.A. de C.V. (Grupo Sur) and Targa S.A. de C.V. (Targa ).

The financial statements have been consolidated with the parent company and all inter-company transactions and balances have been eliminated in consolidation.

BASIS OF PREPARATION OF FINANCIAL STATEMENTS
--------------------------------------------

The accompanying financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principals (GAAP). The financial statements have been prepared assuming that the Company will continue as a going concern.

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

REVENUE RECOGNITION
-------------------

The Company reports revenue using the accrual method, in which revenues are recorded as services are rendered or as products are delivered and billings are generated, in accordance with SEC Staff Accounting Standard 101 Revenue Recognition. In accordance with aforementioned guidance, revenue is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exits; (ii) price is fixed determinable; (iii) delivery has occurred or services have been rended ; and (iv) collectability is reasonably assured..

ACCOUNTS RECEIVABLE
-------------------

The Company has reviewed the outstanding trade accounts receivable and provided a reserve for slow paying accounts of approximately $638,363 and $50,000 for the years ended 2007 and 2006, respectively, The Company plans to insure all its trade receivables during the first half 2008. Additionally, the Company is developing standard credit policies.

INVENTORIES
-----------

Inventories are accounted for on the first-in, first-out basis. Any products reaching their expiration dates are written off. The Company has determined it does not require a provision for slow moving and or obsolete inventory for the years ended December 31, 2007 and 2006, respectively.

PROPERTY AND EQUIPMENT
----------------------

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is three to ten years.

BUSINESS COMBINATIONS
---------------------

Acquisitions require significant estimates and judgments related to the fair value of assets acquired and liabilities assumed to which the transaction costs are allocated under the purchase method of accounting. Certain liabilities are subjective in nature. We reflect such liabilities based upon the most recent information available. The ultimate settlement of such liabilities may be for amounts that are different from the amounts initially recorded. A significant amount of judgment also is involved in determining the fair value of assets acquired. Different assumptions could yield materially different results.

INTANGIBLE  ASSETS
------------------

The Company accounts for intangible assets in accordance with SFAS 144 " ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. THE COMPANY acquired long-lived assets during the year ended December 31,2007 and year ended December 31, 2006, respectively. The acquired long -lived assets are attributed to acquisitions completed during 2007 and 2006. The company reviewed the carrying values of its long-lived assets for possible impairment as of December 31, 2007 or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable and\or annually. No impairment losses were recorded in the years ended December 31, 2007 and December 31, 2006, respectively.

LOSS PER SHARE
--------------

Basic loss per share is calculated by dividing net loss by the weighted-average number of shares of common shares outstanding. Diluted loss per share includes the component of basic loss per share and also gives effect to dilutive common stock equivalents. Potential dilutive common stock equivalents include stock options, warrants and preferred stock which convert into common stock.

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

STOCK - BASED COMPENSATION
--------------------------

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123r share based payment. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees and non employees. The Company did not grant any new employee options and no options were cancelled or exercised during the years ended December 31, 2007 and the December 31, 2006, respectively.

ADVERTISING
-----------

The Company expenses advertising as incurred. Advertising expense were approximately $161,000 and $46,000 for 2007 and 2006 respectively.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In December 2007, the Financial Accounting Standards Board ("FASB") issued
(SFAS) NO. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS--AN AMENDMENT OF ACCOUNTING RESEARCH BULLETIN NO. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The accounting provisions of SFAS 160 will be effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact, if any, this statement will have on its financial position, cash flows, or results of operations.

In December 2007, FASB issued STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 141R (REVISED), "BUSINESS COMBINATIONS". The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The accounting provisions of SFAS No. 160 will be effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact, if any, this statement will have on its financial position, cash flows, or results of operations.

On February 15, 2007, FASB issued Statement of Financial Accounting Standards
(SFAS) NO. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES". SFAS No. 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The accounting provisions of SFAS No. 159 will be effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 but does not believe that the adoption of SFAS 157 will have a material impact on its financial position, cash flows, or results of operations.

In September 2006, FASB issued STATEMENT OF FINANCIAL ACCOUNTING STANDARDS
(SFAS) NO. 157, "FAIR VALUE MEASUREMENTS." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies in those instances where other accounting pronouncements require or permit fair value measurements, the board of directors having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The Company is required to adopt SFAS 157 no later than the fiscal year beginning after November 15, 2007. The accounting provisions of SFAS No. 157 will be effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 but does not believe that the adoption of SFAS 157 will have a material impact on its financial position, cash flows, or results of operations.

On July 13, 2006, FASB issued FASB INTERPRETATION (FIN) NO. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company adopted Interpretation 48 during fiscal year 2007. The Company did not record, and does not anticipate any adjustments resulting from the adoption of Interpretation 48.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                       2007               2006
                                                    ----------        ----------
Distribution equipment                              $  668,104        $  224,860
Office furniture and equipment                         179,321            99,654
Computers                                              383,147            40,917
Autos and trucks                                     1,269,093           102,050
Freezers                                               162,020           125,568
Leasehold improvements                                 325,627            38,502
                                                    ----------        ----------
Total                                                2,987,312           631,551
Accumulated depreciation                               868,268            37,860
                                                    ----------        ----------
Property and equipment net                          $2,119,044        $  593,691
                                                    ==========        ==========

Depreciation for the years ended December 31, 2007 and 2006 were $532,374 and $36,006, respectively.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill and amortizable intangible assets during fiscal 2006 and fiscal 2007 are as follows:

                                                                   AMORTIZABLE
                                                      GOODWILL     INTANGIBLES
                                                      --------      --------
                                                           (IN THOUSANDS)

Balance at January 1, 2005                            $     --      $     --
Acquisition of Miller Beer distribution license             --         8,675
Acquisition of PGII                                      9,413            --
Acquisition of Palermo                                   2,523            --
Amortization of license                                     --          (565)
                                                      --------      --------
Balance at January 1, 2006                              11,936         8,110
Reclassification to Cora license                        (4,000)        4,000
Reclassification to Client list                           (500)          500
                                                      --------      --------
Balance at December 31, 2006-reclassified                7,436        12,610
Acquisition of Pasani                                    2,407         2,340
Acquisition of  Grupo Sur                                1,756         1,950
Acquisition of Targa                                     2,567         1,660
                                                      --------      --------
Totals                                                  14,167        18,560
Amortization of  intangibles                                --        (1,309)
                                                      --------      --------
Balance at December 30, 2007                            14,167        17,251
                                                      ========      ========

The Company determined in accordance with SFAS No. 131 DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION that its subsidiaries meets the criteria to be deemed one reporting unit. Pursuant to SFAS No. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS" the Company tested its goodwill and intangibles for impairment and determined that estimated fair value exceed the carrying value.

In performing the fiscal 2007 annual test, the Company assumed an income tax rate of 30% and a discount rate of 17%.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the extent of such charge. The Company's estimates of fair value utilized in goodwill and intangible asset tests may be based upon a number of factors, including assumptions about the projected future cash flows, discount rate, growth rate, determination of market comparables, technological change, economic conditions, or changes to the Company's business operations. Such changes may result in impairment charges recorded in future periods.

The Company evaluated the remaining useful lives of its finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization. The Company determined that no adjustments to the useful lives of its finite-lived purchased intangible assets were necessary.

NOTE 6 - INCOME TAXES

The components of the deferred tax asset is as follows:

                                                 DECEMBER 31,       DECEMBER 31,
                                                    2007                2006
                                                 -----------        -----------
Deferred tax assets:
Net operating loss carry-forward                 $ 2,860,000        $   697,000
Valuation allowance                               (2,860,000)          (697,000)
                                                 -----------        -----------
Net deferred tax assets                          $        --        $        --
                                                 ===========        ===========

The Company had available approximately $7,196,000 and $1,791,000 of unused Federal and California net operating loss carry-forwards at December 31, 2007 and 2006, respectively, that may be applied against future taxable income. These net operating loss carry-forwards expire through 2028 and 2018 for Federal and State purposes, respectively. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows for the years ended December 31: ???

                                                      2007            2006
                                                    ---------      ---------
Statutory federal tax (benefit) rate                  (34.00%)       (34.00%)
Statutory state tax (benefit) rate                     (5.83%)        (5.83%)
Statutory foreign tax (benefit) rate                  (34.00%)       (34.00%)
Effective tax rate                                     32.00%         32.00%
Valuation allowance                                    39.83%         39.83%
                                                    ---------      ---------
Effective income tax rate                              --             --
                                                    =========      =========


NOTE 7 - ACQUISITION AND BANK LOANS

ACQUISITION LOANS

              ORIGIN              INTEREST RATE            DUE DATES                           AMOUNT
---------------------------------------------------------------------------------------------------------------

ACQUISITION OF TRADEMARKS           NONE              MAY 10,2008                           $  2,500,000
ACQUISITION OF PASANI                6%                MAY 11, 2008                            1,000,000
                                                       JUNE 30, 2008, $2,000,000 AND
ACQUISITION OF GRUPO SUR             8%                DECEMBER 31, 2008, $2,200,000           4,200,000
                                                                                            -------------------

                                                                                            $  7,700,000
                                                                                            ===================

BANK LOANS

The Company had the following bank loans at December 31, 2007:

     Bank             Interest rates         Due dates             Amount
----------------------------------------------------------------------------
Bank of Florida          7.75%               On demand           $   249,000
Frost Bank               Prime + 1%          May 8, 2008             193,411
                                                                 -----------
                                                                     442,411
                                                                 ===========

NOTE 8 - BRIDGE LOANS

During 2006 and early 2007 the Company obtained Bridge loan financing in varying amounts with interest payable at rate 8% annually. As additional consideration to obtain the loans due in one year, the Company issued warrants to the lenders to purchase shares of common stock at a price per share of $0.25 to $0.84. The difference between the price to purchase shares and the closing price of the stock on the date of grant of the warrants has been written off as all loans have been paid.

NOTE 9 - STOCKHOLDERS' EQUITY

COMMON STOCK

The Company is authorized to issue 195,000,000 shares of common stock at $.001 par value, and 5,000,000 shares of preferred stock at $.001 par value.

On April 12, 2006, the Company did a 20 for 1 forward split. The balance of shares issued after the split was 86,568,800. On April 27, 2006, 69,068,800 shares were cancelled.

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

During the year ended December 31, 2007 the Company issued 316,023 shares of common stock for services rendered in the amount of $162,371 and 3,002,545 shares of common stock to redeem notes payable to shareholders in the amount of $1,268,902. The Company issued 77,170 shares of common stock for a truck valued at $30,868, 244,900 shares of common stock as a finder's fee for the Targa acquisition ($120,000) and 250,000 shares of common stock for the finder's fee for the York preferred stock transaction ($115,000). The Company received subscriptions for an additional 21,539,900 shares of common stock during the year and issued 28,484,900 shares for cash, including the 6,945,000 shares subscribed at December 31, 2006 in the amount of $2,334,727 for a total of $9,585,424.

At December 31, 2007 the Company had outstanding warrants (not including the York warrants-see below) to purchase 18,120,476 shares of common stock at a price of between $0.25 and $1.05 expiring in 2010. If all warrants were exercised the Company would receive $7,070,000.

PREFERRED STOCK

On July 3, 2007 the Company issued 1,000,000 shares of its Series A and Series B Convertible Preferred Stock, par value $0.001 per share at $8.00 per share ($8,000,000) to an affiliate York Capital Management (York). The Series A and Series B Convertible Preferred Stock is convertible into 20,000,000 shares of the Company's common stock, par value $0.001, of the Company, based upon a conversion price of $0.40 per share and a liquidation amount of $8.00 per share. The Preferred stock are entitled to a dividend of 15% payable quarterly in preferred stock for three years.

In addition the Company issued the following warrants to purchase:

Series A-1         500,000 shares of Series A preferred $8.00 per share         Immediately exercisable
Warrants           stock                                                        and expire July 3, 2010

Series A-2         375,000 shares of Series A preferred $8.00 per share         Immediately exercisable
Warrants           stock                                                        and expire July 3, 2014

Series B           Variable shares of Serie of the average of
Warrants           the convertible preferred stock depended Per Share Market
                   Value of and expire July 3, 2014 on the per market value of common stock 30 days Immediately exercisable shares preceding date of exercise.

In October and November 2008 York exercised their warrants acquiring 2,250,000 shares of preferred stock in the amount of $15,144,276 convertible into 25,000,000 shares of common stock.

The Company paid a cash finder's fee of $560,000 and issued to the finder an aggregate of 1,600,000 common share warrants, each warrant exercisable to purchase one share of common stock at any time until July 3, 2010 at a purchase price of $0.40 per share.

NOTE 10 - ACQUISITIONS OF PASANI, S.A. DE C.V.(PASANI) AND ECO PAC DISTRUBUTING, LLC (ECO), GRUPO SUR PROMOCIONES DE MEXICO S.A. DE C.V. (GRUPO SUR) AND TARGA, S.A. DE C.V.

ACQUISITION OF PASANI, S. A. DE C.V. AND ECO PAC DISTRUBUTING, LLC (ECO)

On May 11, 2007, the Company acquired Pasani\Eco paying $1,900,000 in cash, issuing notes payable in the amount of $1,600,000 with interest at 8% and $2,500,000 without interest, distribution companies based in Mexico City. The Company paid an additional $600,000 in November, 2007 and $3,500,000 is payable May 11, 2008 with interest on the $1,000,000. The notes may be converted to common stock at $1.40 per share

Current assets                                                      $ 3,376,853
Property, plant and equipment                                           172,017
Customer relations                                                      670,000
Trade name                                                            1,600,000
Non-compete agreement                                                    70,000
Goodwill                                                              2,406,997
Current liabilities                                                  (2,295,877)
                                                                    -----------

TOTAL PURCHASE PRICE                                                $ 6,000,000
                                                                    ===========

ACQUISITION OF GRUPO SUR PROMOCIONES DE MEXICO S.A. DE C.V.

In July, 2007 the Company acquired Groupo Sur Promociones de Mexico S.A. de C.V. (Groupo Sur) and related companies issuing a note payable in the amount of $4,500,000 at 6% interest. The Company paid $300,000 against the note. The remaining balance is payable $2,000,000 on June 30, 2008 and $2,200,000 with interest on December 31, 2008. The note is payable in cash or convertible into shares at the market closing sales price on the day immediately prior to the conversion. Grupo Sur purchase agreement contained a contingent earn-out more Grupo Sur has been in the Mexican market for 30 years and is one of the leading field marketing and below the line marketing organization in Mexico with 4,500 contract employees servicing 240,000 retail accounts including supermarkets and convenience stores. Grupo Sur's expertise includes merchandising, promotions, sampling, retail data collection and sales and marketing of retail products.

Current assets                                                      $ 2,356,722
Property and equipment                                                  158,349
Customer relations                                                    1,150,000
Trade name                                                              600,000
Non-compete agreement                                                   200,000
Goodwill                                                              1,756,498
Current liabilities                                                  (1,671,569)
                                                                    -----------

TOTAL PURCHASE PRICE                                                $ 4,550,000
                                                                    ===========

ACQUISITION OF TARGA, S.A. DE C.V.

In October 2007 the Company acquired all of the outstanding capital stock of Targa, S.A. de C.V. (Targa) for $4,000,000. The Company paid $3,550,000 at the close and deposited $250,000 in an escrow account for six months to satisfy any indemnification losses or claims. In addition, the Company paid a finder's fee of $200,000.

Targa is a cheese processor and distributor of imported cheeses into Mexico. Its offices and distribution center is located in Tijuana, Mexico.

Current assets                                                      $ 2,482,524
Property and equipment                                                  319,612
Customer relations                                                      290,000
Trade name                                                            1,300,000
Non-compete agreement                                                    70,000
Goodwill                                                              2,567,307
Current liabilities                                                  (3,029,443)
                                                                    -----------

TOTAL PURCHASE PRICE                                                $ 4,000,000
                                                                    ===========

NOTE 11 - SEGMENT INFORMATION

The Company operates in one reportable business segment. The Company conducts its business through subsidiaries in the Mexico The Company has historically disclosed summarized financial information for the geographic area of operations as if they were segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Such summarized financial information concerning the Company's geographical operations is shown in the following tables:

                                                   United States      Mexico
                                                     ----------     ----------
Net loss for the year ended December 31, 2007        $5,433,954     $3,407,151
Net loss for the year ended December 31, 2006        $1,753,930     $1,139,035

Long lived assets (net) at December 31, 2007         $  980,009     $  985,252
Long lived assets (net) at December 31, 2006         $  261,283     $  332,408


NOTE 12 - RELATED PARTY TRANSACTIONS

The Company has unsecured loans form stockholders totaling $672,048 at December 31, 2007. The loans have various due dates and contain interest rates ranging from 0% to 18%. All loans are due on demand.

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

NOTE 13 -COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company maintains its corporate offices in San Diego, California including warehouse space. In addition it maintains warehouse space and offices in , Miami Lakes, Florida, San Antonio, Texas, Tijuana, La Pax, Ensenada, Mexicali, Cabo San Lucas, Puerto Penasco, Mexico City, Monterey, Guadalajara, Cancun and Juarez, Mexico. The Company currently has total leases of 212,000 square feet at a cost of $80,000 per month. ADD 2007 acquisitions and truck leases

The total rent paid in the year ended December 31, 2007 was $596,000 as compared to $142,800 for the year ended December 31, 2006. Future payments on the operating leases are as follows:

2008                       $ 1,083,836
2009                       $   860,701
2010                       $   628,253
2011                       $   486,952
2012                       $   373,871
Thereafter                      42,100


DIVIDEND CONTINGENCY

The holders Series A and the Series B convertible preferred stock commencing on the date of issuance and for a period of three years following the issuance date shall be entitled to receive a quarterly dividend at a rate of fifteen percent of the stated liquidation preference amount. The dividends are payable in additional shares of Series A and the Series B convertible preferred stock The Board of Directors has not declared dividends for the Series A and Series B convertible preferred stock.

CONTINGENCY TO ISSUE ADDITIONAL COMMON STOCK

NASCENT WINE COMPANY, INC.
Fees for Failure to Timely File SB-2
Fee base:         28,247,500  shares

               Add'l Shares     Closing
    Date       to be Issued   Price/share  Expense Amount
-------------- ------------ -------------  --------------
  08/28/07        282,475       $0.20        $  56,495.00
  09/04/07        282,475       $0.20           56,495.00
  09/11/07        282,475       $0.20           56,495.00
  09/18/07        282,475       $0.20           56,495.00
  09/25/07        282,475       $0.20           56,495.00
  10/02/07        282,475       $0.20           56,495.00
  10/09/07        282,475       $0.20           56,495.00
  10/16/07        282,475       $0.20           56,495.00
  10/23/07        282,475       $0.20           56,495.00
  10/30/07        282,475       $0.20           56,495.00
               -----------                 --------------

Totals          2,824,750                    $ 564,950.00
               -----------                 --------------

Expense per quarter ended:
   September 30, 2007                        $ 282,475.00
   December 31, 2007                           282,475.00
                                            -------------

Total FY2007 expense                         $ 564,950.00
                                            -------------

Per the terms of the share purchase agreement completed on June 28, 2007, Nascent Wine Company, Inc. was required to file with the SEC a share registration statement within 60 days of the share sale transaction. Furthermore, a failure by the registrant to perform would result in a 1% of the total shares sold per week penalty in shares, up to a 10% maximum penalty, payable to the investors. The company filed the SB-2 to register the shares on November 14, 2007.

CONCENTRATION OF SALES TO SINGLE CUSTOMER

For the period from acquisition to year ended December 31, 2007, over 77% of Grupo Sur Promociones' revenue ,or 23% of our company-wide revenue, was generated by Procter & Gamble. The loss of Procter & Gamble would significantly reduce our revenue and our potential profitability.

LEGAL PROCEEDING

From time to time we are involved with legal proceedings, claims and litigation arising in the ordinary course of business. As of the date of this Annual Report on Form 10-K we are not a party to any pending material legal proceedings

NOTE -14 SUBSEQUENT EVENTS

On March 31, 2008 the Company entered in a $1,000,000 (one million dollars) senior bridge loan agreement with Genesis Merchants Partners, LP. The terms are:
(i) interest of 14% per annum, payable monthly; (ii) the loan will have a base period of 180 days from closing and will become due and payable, 107% of principal will become due; the bridge loan will an extended period of 360 days from closing and will be due and payable, 115% of principal will be due and payable. A closing fee of 3% of principal will at time of closing. If the loan is extended an additional 2% closing fee will be due. The loan is secured by the assets of the Company. The term of the senior bridge loan requires it to be paid-off from to be repaid from the proceeds of a working capital credit agreement the Company may enter into, however, there can be no assurance that a working capital credit agreement will be available to the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL MATTERS
-----------------

There have been no change in auditors nor disagreements on accounting and financial matters with the auditors and accountants.

ITEM 8-A. CONTROLS AND PROCEDURES
---------------------------------

EVALUATION OF DISCLOSURE CONTROLS

         Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, at December 31, 2007, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that the information is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         During the course of our evaluation, our Chief Executive Officer and acting Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2007.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and acting Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled, INTERNAL CONTROL--INTEGRATED FRAMEWORK, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of our internal control over financial reporting.

         Based on the results of this assessment and on the criteria set forth in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the COSO, management has concluded that our internal control over financial reporting has a material weakness as of December 31, 2007.

         This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation requirements by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this Annual Report.

REMEDIATION OF THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL
REPORTING

         We have taken the following actions to remediate the lack of an effective control environment:

         (1)      The Company has engaged a full time Chief Financial Officer;
                  ;
         (2) The Company has engaged a Corporate Controller and a staff accountant and two individuals to focus on corporate purchasing and invoicing;
         (3) The Company has engaged a Controller for its Best Beer and Grupo Sur subsidiaries
         (4)      The CFO is currently evaluating the financial staff at its various subsidiaries and will upgrade as required;
         (5)      The Company is in the process of negotiating the purchase and installation of a Company-wide financial systems;
         (6) The Company is developing policies and procedures to formalize its operating protocols and financial reporting.
         (7) The Company has standardized its monthly reporting and analysis and has prepared a monthly 2008 operating budget

ITEM 8B. OTHER INFORMATION
--------------------------

None

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------

Compliance with Section 16(a) of the Exchange Act


The Directors and Executive Officers of the Company, and their ages, are as follows:

Name                        Age        Position
--------------------------------------------------------------------------------

Sandro Piancone              39        Director, Chief Executive Officer

Victor Petrone               37        Director, President

Peter V.White                67        Chief Financial Officer and Treasurer

William Lindberg             75        Chief financial officer to March 8, 2008

Brain A. Zamudio             39        Director

James E. Buckman             63        Director

Yehuda "Mitch" Wolf          32        Director

         SANDRO PIANCONE became our Chief Executive Officer in June 2006 prior to our acquisition of the Piancone Group International, a firm he founded and acted as its Chief Executive Officer since January 2001. From January 2000 to February 2002, Mr. Piancone was also President and a director of E-Food Depot, USA, Inc. From April 1998 to November 1999, he was vice president of sales and marketing for Roma Exporting, a food supplier to Mexico. His duties there included securing new distributors throughout Mexico and implementing marketing programs for those distributors. In 1991, he founded Tele-Chef Catering, which became one of San Diego's largest catering companies and was merged with Mt. Etna Pizza Corp. in 1995. From 1995 to 1998, Mr. Piancone was Vice President and a director of Mt. Etna. From 1987 to 1991, he was the publisher of US Pizza News, the largest pizza trade newspaper in the United States. Mr. Piancone is fluent in Spanish and Italian.

         VICTOR PETRONE became our President in June 2006. He was the President of International Food Specialists from 2004 until he joined us. From 2001 to 2004, he oversaw the operations of the Specialty Market Division of Sysco Food Service Corporation. From 1999 to 2001, he was employed by Roma Food Enterprises, Inc., a food service distributor, as General Manager of the Western United States and Mexico. He is a graduate of the Wharton School of Business at the University of Pennsylvania. Mr.Petrone is fluent in Spanish and Italian.

         PETER V. WHITE, has served as acting Chief Financial Officer to the Company since January 2008. Prior to joining us , Mr. White served as Managing Director of Armillaire Advisors, a consulting practice co-founded by Mr. White in June of 2005. From 2003 to 2005, he was Vice President of Global Finance for 3D Systems, Inc. a global developer and manufacturer of laser systems. Mr. White's previous experience also includes Chief Financial and Chief Operating Officer of Matrix-Systems, Inc., a wireless software solutions company for defense and commercial applications; Managing Director of Phoenix Equity Partners, an investment firm; Chief Executive and Chief Financial Officer of Global Spill Management, an environmental services company; and various senior level finance and public accounting and audit roles. Mr. White holds a B.S. degree in Accounting from New York University, an MBA in Finance from Columbia University and is a certified public accountant in the states of Pennsylvania and Massachusetts.

         BRIAN A. ZAMUDIO has been the Executive Vice President, Secretary and Director of publicly-held Tonogold Resources, Inc. since May 2003 and the Executive Vice President and Chief Financial Officer of its affiliate, Prospect Uranium, Inc., since March 2005. Mr. Zamudio was the Chief Operating Officer of Point Loma Partners, Inc. from 1999 to 2002. He was the President of Daybreak Apparel LLC, an apparel manufacturer based in San Diego, California, from 1999 to 2004. Prior professional experience includes acting as the Managing Partner of Big Rock Holdings, a real estate development company, from 1997 to 2002. While at Big Rock, Mr. Zamudio was responsible for acquisitions and financing. Prior to Big Rock, Mr. Zamudio worked in the mortgage securities department at Sentra Spelman, a brokerage firm based in San Diego, California.He was elected a Director in 2007.

         JAMES E. BUCKMAN joined York in January 2007 as Senior Consultant and has been Vice Chairman since May 2007. He is responsible for oversight of York's private investments, as well as assisting in York's day-to-day operations. From February 1992 to September 2006, Mr. Buckman worked at Cendant Corporation, or its predecessor, HFS Incorporated, as Executive Vice President and later Vice Chairman, General Counsel and a Director. Previously, he was a Partner at Troutman Sanders LLP. He has also served as Executive V.P., General Counsel and a Board Member for Days Inn Corp., Assistant General Counsel at Gable Industries, Inc. and an Associate at Dewey Ballantine LLP. Mr. Buckman received his A.B. degree from Fordham University and his J.D. degree from Yale Law School. He is a member of the Board of Directors of Wyndham Worldwide Corporation. He was elected director in 2007.

         YEHUDA "MITCH" WOLF joined York in March 2006 as a Vice President. From 2001 to 2006 he worked at Oaktree Capital Management where he was a member of the Mezzanine Finance group. From 1998 to 2001 he worked at J.P. Morgan & Co in the Private Equity Placements, and Corporate Finance and Mergers and Acquisition groups. Mr. Wolf received his B.S. Finance degree from Yeshiva University with Honors.He was elected director in 2007

         All directors hold office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified. Our officers are elected by and serve at the discretion of the Board of Directors. None of our directors is independent and we do not have any committees of the Board of Directors

COMMITTEES

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

Based solely upon a review of copies of such reports furnished to us during the fiscal year ended December 31, 2007 and thereafter, or any written representations received by us from reporting persons that no other reports were required, we believe to the best of our knowledge, that, during our fiscal 2007, all Section 16(a) filing requirements applicable to our reporting persons were met, however, some of the filings may have been filed late.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

The following table sets forth information concerning the annual and long-term compensation for services rendered during the last three fiscal years to our company in all capacities as an employee by our Chief Executive Officer and our other executive officers whose aggregate cash compensation exceeded $100,000 (collectively, the "named executive officers") during fiscal 2007 shown below. Since the Officers and Directors have only been with the Company since the May 2006 only that year is pertinent. The annual salary for Sandro Piancone and Victor Petrone has been set by the Board of Directors at $120,000 annually.


Summary Compensation Table
                                                                         STOCK      OPTIONS      ALL OTHER
                                                  SALARY(1)   BONUS      AWARDS     AWARDS     COMPENSATION(5)    TOTAL
NAME AND PRINCIPAL POSITION                YEAR      ($)        ($)        ($)        ($)           ($)             ($)
---------------------------------------------------------------------------------------------------------------------------
Sandro Piancone                            2007  $  120,000  $     --   $     --   $      --   $          --    $      --
Chief Executive Officer and Director       2006  $   50,000  $     --   $     --   $      --   $          --    $      --
                                           2005  $       --  $     --   $     --   $      --   $          --    $      --
Victor Petrone                             2007  $  120,000  $     --   $     --   $      --   $          --    $      --
President and Director                     2006  $   40,000  $     --   $     --   $      --   $          --    $      --
                                           2005  $       --  $     --   $     --   $      --   $          --    $      --
William Lindberg                           2007  $   80,000  $     --   $     --   $      --   $          --    $      --
Chief Financial Officer                    2006  $   32,000  $     --   $     --   $      --   $          --    $      --
                                           2005  $       --  $     --   $     --   $      --   $          --    $      --
                                           2007  $       --  $     --   $     --   $      --   $          --    $      --
Director, Secretary and Treasurer          2005  $       --  $     --   $     --   $      --   $          --    $      --
                                           2004  $       --  $     --   $     --   $      --   $          --    $      --

COMPENSATION OF DIRECTORS

The Company reimburses each Director for reasonable expenses (such as travel and out-of-pocket expenses) in attending meetings of the Board of Directors. Directors are not separately compensated for their services as Directors.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

None

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of the Company as of March 25, 2007, by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group.

The address of our executive officers and directors is in care of us, at 2355-B Paseo de las Americas, San Diego, California 92154.


                                                    SHARES                       PERCENTAGE
NAME OF BENEFICIAL OWNER                      BENEFICIALLY OWNED             BENEFICIALLY OWNED
----------------------------------------------------------------------------------------------------

Sandro Piancone                                  14,204,224                           17.0%

Victor Petrone                                    1,952,900                            2.7%

William Lindberg (3)                                676,707                            0.8%

Brian Zamudio                                     1,284,783                            1.5%

James E. Buckman(1)                                       0                              0%

Yehuda "Mitch" Wolf(1)                                    0                              0
York Select Unit-Trust(2)                        14,546,245                           15.1%

York Credit Opportunities Fund, L.P.(2)          18,000,000                           17.7%

York Select, L.P.(2)                             12,453,705                           13.0%

JGD Management Corp.(1)                          45,000,000                           45.8%

All executive officers and directors
   as a group (7 persons)                        16,432,683                           21.3%
------------------

(1) Messrs. Buckman and Wolf are employees of JGD Management Corp., d/b/a York Capital Management, but not executive officers or directors. JGD Management Corp. has been delegated certain management and administrative duties by each of York Seclect Unit Trust, York Credit Opportunities Fund, L.P. and York Select, L.P. Accordingly, JGD Management Corp may be deemed to have beneficial ownership over the shares of common stock owned by York .
         James G.Dinan is the Chief Executive Officer and controlling stockholder of JGD.
(2) Represents Series A and Series B Convertible Preferred Stock held by York collectively convertible into 45,000,000 shares of common stock.
(3)      William Lindberg was Chief Financial Officer until March 8, 2008

The Company had 84,425,538 shares of common stock issued and outstanding as of March 25, 2008. The Company has 547 shareholders as of March 25, 2008.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

On May 3, 2006, we acquired the exclusive rights from Piancone Group International, Inc. to market Miller Beer in Baja California, Mexico, in exchange for 17,500,000 shares of our common stock. At that time, neither Sandro Piancone nor Piancone Group was an affiliate. Subsequent to the acquisition of these rights, Sandro Piancone became our Chief Executive Officer and a director. In October 2006, we acquired substantially all of the assets of Piancone Group in exchange for the issuance of 15,000,000 shares of our common stock. Sandro Piancone, our Chief Executive Officer and a director, was the Chief Executive Officer, a director and the controlling stockholder of Piancone Group International, Inc. at the time its assets were acquired by us. We believe our purchase of Piancone Group's assets was fair and reasonable.

We contract for our 4,500 Grupo Sur Promociones employees from three companies, all of which are owned by executive officers of our Grupo Sur Promociones subsidiary. These companies provide their employees' services to us at their cost. The terms of the contracts for all three companies are the same.

                                     PART IV

ITEM 13. EXHIBITS
-----------------


         Exhibit No.            Description
         -----------            -----------

         Exhibit 31 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT
                               TO SECTION 302 OF THE SARBANES-OXLEY ACT

         Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
                               SECTION 906 OF THE SARBANES-OXLEY ACT


ITEM 14. PRINCIPAL FEES AND SERVICES.
-------------------------------------

Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company.

Audit Fees: During 2007 the Company paid Gruber and Company, LLC. a total of $81,500 for professional services rendered in connection with performance of our independent audits for the years ending December 31, 2006 All Other Fees: None

Tax Fees: None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                         NASCENT WINE COMPANY, INC.

Dated: April 15, 2008
                                         By: /s/ Sandro Piancone
                                             ----------------------------
                                             Sandro Piancone,
                                             Chief Executive Officer

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Sandro Piancone       Chief Executive Officer         Date: April 15, 2008
----------------------
Sandro Piancone

/s/ Victor Petrone        President and Director          Date: April 15, 2008
----------------------
Victor Petrone


/s/ Peter V. White        Chief Financial Officer         Date: April 15, 2008
----------------------    and Treasurer
Peter V. White

/s/ Brian A. Zamudio      Director                        Date: April 15, 2008
---------------------
Brian A. Zamudio

/s/ James E. Buckman      Director                        Date: April 15, 2008

--------------------
James E. Buckman

/s/ Yehuda "Mitch" Wolf   Director                        Date: April 15, 2008
----------------------
Yehuda "Mitch" Wolf