Form 10QSB
period 2008-03-31
Nascent Wine Company, Inc.
filed 2008-05-22
CIK 1310213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

OR

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-120949

NASCENT WINE COMPANY, INC.

(Exact name of registrant as specified in its charter)

Nevada	82-0576512
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2355 B Paseo de las Americas
San Diego, Ca.	92154
(Address of principal executive offices)	(Zip Code)

(619) 661 0458
(Registrant's telephone number, including area code)

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
Yes [x] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes ___ No   X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [_] No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of May 15, 2008 was 84,394,333.

NASCENT WINE COMPANY, INC. AND SUBSIDIARIES

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes that are included in the Company's December 31, 2007 annual report on Form 10-KSB previously filed with the Commission on April 15 , 2008.

Nascent Wine Company, Inc., and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	March 31, 2008	December 31, 2007
ASSETS

Current Assets
Cash	$785,788	$1,165,814
Accounts receivable (less allowance of $639,464 at March 31, 2008 and December 31, 2007)	7,819,708	7,763,114
Inventory	7,408,122	5,504,209
Investment		238,318
Prepaid and other current assets	2,658,666	1,694,084

Total Current Assets	18,672,284	16,365,539

Property, plant and equipment, net	2,116,457	2,119,044
Amortizable intangibles assets, net	16,828,603	17,251,375
Goodwill	14,166,968	14,166,968

Total Assets	$51,784,312	$49,902,926

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$5,704,867	$5,054,079
Accrued expenses	2,742,872	1,633,591
Accrued interest	358,670	279,351
Line of credit	50,000	249,000
Notes payable	1,128,252	1,306,766
Acquisition loans	7,700,000	7,700,000
Capital leases - current portion	220,430
Shareholder loans	1,009,335	672,048

Total Current Liabilities	18,914,426	16,894,835

Capital leases - long-term portion	678,546	-

Total Liabilities	19,592,972	16,894,835

Stockholders' Equity
Preferred stock, 5,000,000 authorized: Series A convertible preferred stock, $.001 par value; 1,875,000 shares issued and outstanding at March 31, 2008 and December 31, 2007.	1,875	1,875
Series B convertible preferred stock, $.001 par value; 375,000 shares issued and outstanding at March 31, 2008 and December 31, 2007.	375	375
Common stock, $0.001 par value; 195,000,000 shares authorized; 84,425,538 shares issued and outstanding at March 31, 2008 and December 31, 2007.	84,426	84,426
Additional paid-in capital	43,909,910	44,351,978
Accumulated other comprehensive loss	3,062	32,447
Deficit accumulated	(11,808,308)	(11,463,009)

Total Stockholders' Equity	32,191,340	33,008,092

Total Liabilities and Stockholder's Equity	$51,784,312	$49,902,927

See accompanying notes to Consolidated Financial Statements

Nascent Wine Company, Inc., and Subsidiaries
Consolidated Statement of Operations

	For the Three Months Ended
	March 31, 2008	March 31, 2007

Net Revenues	$16,000,470	$5,134,927
Cost of Revenue	13,167,625	4,161,354

Gross Profit	2,832,845	973,573

Operating Expenses
Distribution	772,523	337,024
Sales and Marketing	535,680	165,108
General and Administrative	1,719,844	800,422
Depreciation	121,818	34,564
Amortization	456,129	216,875
Total Operating Expenses	3,605,994	1,553,993

Loss from Operations	(773,149)	(580,420)

Other Income (Expense)
Interest Income	5,502	3,041
Interest Expense	(127,923)	(114,125)
Warrants issued for interest	442,068	442,068
Other income (expense),net	183,067	-
Total Other Income (Expense)	502,714	(553,152)

Loss Before Provision for Income Taxes	(270,435)	(1,133,572)

Provision for Income Taxes	74,864	-

Net Loss	$(345,299)	$(1,133,572)

Net (Loss) Per Share Basic and Fully Diluted	$0.01	$(0.02)

Weighted average number of Common
outstanding basic and fully diluted	72,706,940	52,074,208

See accompanying notes to Consolidated Financial Statements

Nascent Wine Company, Inc., and Subsidiaries
Consolidated Statement of Cash Flows

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Cash Flows from Operating Activities
Net loss	$(345,299)	$(1,133,572.00)
Adjustment to reconcile net loss to net cash provided by operations:
Depreciation	108,246	34,564
Amortization	455,772	216,875
Warrant issued for interest expense (recapture)	(442,068)	442,068
Shared-based compensation		4,000
Changes in operating working capital:
(Increase)/decrease in accounts receivable	(5,450,890)	(1,178,653)
(Increase)/decrease in inventory	(1,199,449)	(643,849)
(Increase)/decrease in prepaids and other assets	(1,071,772)	(15,506)
Increase/(decrease) in accounts payable	5,837,064	1,328,652
Increase/(decrease) in accrued expense	641,873	(61,569)
Increase/(decrease) in accrued interest	79,319	69,785
Increase/decrease) in other taxes	(7,281)	-
Increase/(decrease) in deferred lease		(4,213)
Net change in operating working captital	(1,049,186)	192,154
Net Cash Used in Operations	(1,394,485)	(941,418)

Cash Flows From Investing Activities
Purchased fixed assets	(103,984)	(112,659)
Other investment	242,761	-
Net Cash Provided by (Used in) Investments Activities	138,777	(112,659)

Cash Flows from Financing Activities
Line of credit advances	50,000	-
Decrease in bridge loans payable	-	(150,000)
Capital leases	(516,792)	-
Advances - shareholder's loan	337,288	(40,520)
Notes payble, net of pymts	988,254	(116,100)
Common stock subscribed-net of expenses	-	927,818
Net Cash Provided by Financing Activities	858,750	621,198

Effect of Exchange Rate Changes on Cash	16,931	(408)
Net Decrease in Cash	(380,027)	(433,287)
Cash--Beginning of Period	1,165,814	476,375
Cash - Ending of Period	$785,787	$43,088

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Issuance of common stock in lieu of payment of shareholders' loans	$-	$23,500
Issuance of common stock for services	$-	$4,000
Warrants issued and attached to debt	$-	$43,750
Warrant issued for interest (recapture)	$442,068	$43,750
	$48,604	$45,201

See accompanying notes to Consolidated Financial Statements

Nascent Wine Company, Inc., and Subsidiaries
Consolidated Statement of Stockholders' Equity

									TOTAL
									STOCKHOLDERS'
	PREFERRED SHARES		COMMON SHARES		ADDITIONAL				ACCUMULATED
		Par Vaue		Par Vaue	PAID-IN	SUBSCRIBED	COMPRENHENSIVE	INCOME	EQUITY
	Shares	$0.001	Shares	$0.001	CAPITAL	STOCK	INCOME	(DEFICIT)	(DEFICIT)

Balance December 31, 2006			52,050,000	$52,050	$16,314,477	$2,334,727	$(15)	$(2,056,904)	$16,644,335
									-
Preferred shares issed for stock	2,250,000	2,250	-	-	15,142,027	-	-	-	15,144,277
for cash
Shares issued for service	-	-	316,023	316	162,055	-	-	-	162,371
Shares issued for loans	-	-	3,002,545	3,003	1,265,899	-	-	-	1,268,902
Shares issued for trucks	-	-	77,170	77	30,791	-	-	-	30,868
Shares issued for cash	-	-	28,484,900	28,485	9,585,424	(2,334,727)	-	-	7,279,182
Shares issued for acquisitions	-	-	244,900	245	119,755	-	-	-	120,000
Warrants issued	-	-	-	-	1,616,800	-	-	-	1,616,800
Shares issued for finders fee	-	-	250,000	250	114,750	-	-	-	115,000
Net loss	-	-	-	-	-	-	-	(9,406,105)	(9,406,105)
Translation loss	-	-	-	-	-	-	32,462	-	32,462
	-	-	-	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-	-	-	(9,373,643)

Balance December 31, 2007	2,250,000	2,250	84,425,538	84,426.00	44,351,978	-	32,447	(11,463,009)	$33,008,092

Net loss								(345,299)	(345,299)
Warrant interes expense (recapture)					(442,068)				(442,068)
Translation (loss) gain							(29,385)		(29,385)
Comprehensive loss									-
									-
Balance March 31, 2008	2,250,000	$2,250	84,425,538	$84,426	$43,909,910	$-	$3,062	$(11,808,308)	$32,191,340

See accompanying notes to Consolidated Financial Statements

NOTE 1 - COMPANY OVERVIEW

COMPANY HISTORY

The Company was incorporated under the laws of the State of Nevada, on December 31, 2002 (Date of inception). The Company had minimal operations until July 1, 2006 after the Company purchased the license to distribute Miller Beer in Baja California, Mexico from Piancone Group International, Inc. ("PGII"). The Purchase price consisted of issuing 17,500,000 par value $0.001 shares of common stock at a valued at $0.45 per share ($7,875,000) and a cash payment of $800,000 to Miller Beer as a settlement of debt of the previous license holder. The Company commenced its distribution of Miller Beer during July 2006. The Company incorporated Best Beer S.A. de C. V. (Best Beer) during May 2006 in order to distribute in Baja California

In October, 2006 the Company purchased the assets and assumed liabilities of PGII. The purchase price consisted of the Company issuing 15,000,000 shares of $0.001 par value common stock, valued at $6,000,000.

In November, 2006 the Company purchased the outstanding common stock of Palermo Italian Foods, LLC (Palermo) issuing 1,250,000 shares of common stock at $0.80 per share ($1,000,000) and $1.000,000 in cash.

On May 11, 2007, the Company acquired Pasani\Eco paying $2,000,000 in cash, issuing notes payable in the amount of $1,500,000 with interest at 8% and $2,500,000 without interest Pasani/Eco: are distribution companies based in Mexico City and San Antonio, Texas. The Company paid an additional $500,000 in November, 2007 and $3,500,000 is payable May 26, 2008 with interest on the $1,000,000. The notes may be converted to common stock at $1.40 per share

In July, 2007 the Company acquired Groupo Sur Promociones de Mexico S.A. de C.V. (Groupo Sur) and related companies issuing a note payable in the amount of $4,500,000 at 6% interest. The Company paid $300,000 against the note. The remaining balance is payable $700,000 payable upon request, $1,500,000 on June 30, 2008 and $2,000,000 with interest on December 31, 2008. The note is payable in cash or convertible into shares at the market closing sales price on the day immediately prior to the conversion. Grupo Sur purchase agreement contained a contingent earn-out. The Company had additional expenses of $50,000 related to this acquisition.

In October 2007 the Company acquired all of the outstanding capital stock of Targa, S.A. de C.V. (Targa) for $4,000,000. The Company paid $3,550,000 at the close and deposited $250,000 in an escrow account which has been released.

The above mentioned transactions were accounted for pursuant to Statement of Financial Accounting Standard 141 (`SFAS 141') Business Combinations. A discussion of these transactions are included elsewhere herein.

In accordance with SFAS #7, the Company was considered a development stage company until it started operations on July 1, 2006.

NOTE 2 - GOING CONCERN

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2008 the Company had cash of $785,788 and a working capital deficit of $242,000. The Company had a net loss of $345,299 and $1,133,572 for the three months ended March 31, 2008 and 2007, respectively.

The Company is currently in discussion with several lending institutions for a working capital credit facility and additional financing.  These credit facilities in conjunction with internally generated funds should be sufficient to fund our operations for the next twelve months; however, there can be no assurance funding will be available at terms and conditions acceptable to us.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Best Beer S.A. de C. V., (Best Beer), International Food Services, Inc. (IFS) and Palermo Italian Foods, LLC (Palermo), for the three months  ended March 31, 2007. For the three months ended March  31, 2008 the accompanying consolidated statements include Best Beer , IFS., Palermo , Eco Pak, Inc (Eco Pac) Pasani S.A. de C.V. (Pasani) , Grupo Sur Promociones de Mexico S.A. de C.V. (Grupo Sur) and Targa S.A. de C.V. (Targa ).

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

ACCOUNTS RECEIVABLE

The Company has reviewed the outstanding trade accounts receivable and provided a reserve for slow paying accounts of approximately $639,464 at March 31, 2008 and $638,363 at December 31, 2007. The Company has insured all its trade receivables during the first half 2008. Additionally, the Company has developed standard credit policies.

INVENTORIES

Inventories are accounted for on the first-in, first-out basis. Any products reaching their expiration dates are written off. The Company has determined it does not require a provision for slow moving and or obsolete inventory  for the three months ended March  31, 2008 and March 31, 2007.

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

INTANGIBLE ASSETS

The Company accounts for intangible assets in accordance with SFAS 144 " ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. THE COMPANY acquired long-lived assets during the three months ended March 31, 2007 and  March 31, 2007, respectively. The acquired long -lived assets are attributed to acquisitions completed during 2007 and 2006. The Company reviewed the carrying values of its long-lived assets for possible impairment as of March  31, 2008 or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable and\or annually. No impairment losses were recorded in the three months  ended March  31, 2008.

LOSS PER SHARE

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

ADVERTISING

The Company expenses advertising as incurred. Advertising expense was approximately $26,064 and $63,385 for the three months ended March 31, 2008 and 2007, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31:

	March 31, 2008	December 31, 2007
Distribution equipment	$1,050,571	$830,124
Office furniture and equipment	18,538	179,321
Computer	538,546	383,147
Autos and trucks	1,233,257	1,269,093
Leasehold improments	272,577	325,627
Totals	$3,113,489	2,987,312
Accumulated depreciation	$(997,032)	(868,268)
Property and equipment net	$2,116,457	$2,119,044

Depreciation for the three months ended March 31, 2008 and 2007 were $121,818 and, $34,564 respectively.

NOTE 5 - GOODWILL AND INTANGIBLES ASSETS
	March 31, 2008	December 31, 2007
	(in thousands)
Intangibles subject to amortization:
Miller Beer Distrtibution Licenses	8,675	8,675
Customer relations	2,110	2,110
Client lists	500	500
Trademarks	7,500	7,500
Non-Compete Agreement	340	340
	19,125	19,125

Accumulated amortization:	(2,296)	(1,874)

Intangibles subject to amortization, net	$16,829	$17,251

Goodwill:

Acquisition of PGII	$4,913	$4,913
Acquisition of Palermo	2,523	2,523
Acquisition of Pasani	2,407	2,407
Acquisition of Grupo sur	1,757	1,757
Acquisition of Targa	2,567	2,567
Total Goodwill	$14,167.00	$14,167.00

Intangible asset amortization expense was $456,129 for the three months ended March 31, 2008 and $216,875
March 31, 2007. Amortization expense for each of the next five years is estimated to be approximately $6,407,000.

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

 NOTE 6 - ACQUISITION AND BANK LOANS

Acquisition Loans

Origin	Interest Rate	Due Dates	Amount
ACQUISITION OF TRADEMARKS	NONE	May 26, 2008	$ 2,500,000
ACQUISITION OF PASANI	8%	May 26, 2008	1,000,000
		Upon Request $700,000
		June 30, 2008, $1,500,000 and
ACQUISITION OF GRUPO SUR	6%	December 31, 2008, $2,000,000	4,200,000

			$ 7,700,000

BANK LOANS

The Company had the following bank loans at December 31, 2007:

Bank	Interest rates	Due Dates	Amount
Bank of Florida	7.75%	On demand	$ 249,000
Frost Bank	Prime + 1%	May 8, 2008	32,000
Cyril Capital, LLC	8.00%	August 14, 2008	500,000
City National Bank	8.75%	December 31, 2008	22,000
Source One	2% per month	December 31, 2008	250,000
Pentech	14.75%	November 15, 2008	75,000
			$ 1,128,252

NOTE 7 - BRIDGE LOANS

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

NOTE 8 - STOCKHOLDERS' EQUITY

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

At March  31, 2008 the Company had outstanding warrants (not including the York warrants-see below) to purchase 18,120,476 shares of common stock at a price of between $0.25 and $1.05 expiring in 2010. If all warrants were exercised the Company would receive $7,070,000.

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

In addition the Company issued the following warrants to purchase:

Series A-1 Warrants	500,000 shares of Series A preferred $8.00 per share stock	Immediately exercisable and expire July 3, 2010

Series A-2 Warrants	375,000 shares of Series A preferred $8.00 per share stock	Immediately exercisable and expire July 3, 2014

Series B Warrants
Variable shares of Series of the average of the convertible preferred stock depended Per Share Market Value of and expire July 3, 2014 on the per market value of common stock 30 days Immediately exercisable shares preceding date of exercise.

In October and November 2007 York exercised their warrants acquiring 2,250,000 shares of preferred stock in the amount of $15,144,276 convertible into 45,000,000 shares of common stock.

The Company paid a cash finder's fee of $560,000 and issued to the finder an aggregate of 1,600,000 common share warrants, each warrant exercisable to purchase one share of common stock at any time until July 3, 2010 at a purchase price of $0.40 per share.

NOTE 9 - ACQUISITIONS OF PASANI, S.A. DE C.V.(PASANI) AND ECO PAC DISTRUBUTING, LLC (ECO), GRUPO SUR PROMOCIONES DE MEXICO S.A. DE C.V. (GRUPO SUR) AND TARGA, S.A. DE C.V.

ACQUISITION OF PASANI, S. A. DE C.V. AND ECO PAC DISTRUBUTING, LLC (ECO)

On May 11, 2007, the Company acquired Pasani\Eco paying $2,000,000 in cash, issuing notes payable in the amount of $1,000,000 with interest at 8% and $2,500,000 without interest, distribution companies based in Mexico City. The Company paid an additional $500,000 in November, 2007 and $3,500,000 is payable May 26, 2008 with interest on the $1,000,000. The notes may be converted to common stock at $1.40 per share

Current assets	$3,376,853
Property, plant and equipment	172,017
Customer relations	670,000
Trade name	1,600,000
Non-compete agreement	70,000
Goodwill	2,406,997
Current liabilities	(2,295,877)

TOTAL PURCHASE PRICE	$6,000,000

ACQUISITION OF GRUPO SUR PROMOCIONES DE MEXICO S.A. DE C.V.

In July, 2007 the Company acquired Groupo Sur Promociones de Mexico S.A. de C.V. (Groupo Sur) and related companies issuing a note payable in the amount of $4,500,000 at 6% interest. The Company paid $300,000 against the note. The remaining balance is payable $700,000 upon request, $1,500,000 on June 30, 2008 and $2,000,000 with interest on December 31, 2008. The note is payable in cash or convertible into shares at the market closing sales price on the day immediately prior to the conversion. Grupo Sur purchase agreement contained a contingent earn-out. Grupo Sur has been in the Mexican market for 30 years and is one of the leading field marketing and below the line marketing organization in Mexico with 4,500 contract employees servicing 240,000 retail accounts including supermarkets and convenience stores. Grupo Sur's expertise includes merchandising, promotions, sampling, retail data collection and sales and marketing of retail products.

Current assets	$2,356,722
Property and equipment	158,349
Customer relations	1,150,000
Trade name	600,000
Non-compete agreement	200,000
Goodwill	1,756,498
Current liabilities	(1,671,569)

TOTAL PURCHASE PRICE	$4,550,000

ACQUISITION OF TARGA, S.A. DE C.V.

In October 2007 the Company acquired all of the outstanding capital stock of Targa, S.A. de C.V. (Targa) for $4,000,000. The Company paid $3,550,000 at the close and deposited $250,000 in an escrow which has subsequently been released.

Targa is a cheese processor and distributor of imported cheeses into Mexico. Its offices and distribution center is located in Tijuana, Mexico.

Current assets	$2,482,524
Property and equipment	319,612
Customer relations	290,000
Trade name	1,300,000
Non-compete agreement	70,000
Goodwill	2,567,307
Current liabilities	(3,029,443)

TOTAL PURCHASE PRICE	$4,000,000

NOTE 10 - SEGMENT INFORMATION

The Company operates in one reportable business segment. The Company conducts its business through its subsidiaries in the Mexico. The Company has historically disclosed summarized financial information for the geographic area of operations as if they were segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Such summarized financial information concerning the Company's geographical operations is shown in the following tables:

	United States	Mexico
Net loss for the three months ended March 31, 2008	$5,433,954	$3,407,151
Net loss for the three months ended March 31, 2007	$1,124,162	$9,410

Long lived assets (net) at March 31, 2008	$1,004,383	$1,112,074
Long lived assets (net) at March 31, 2007	$345,556	$321,105

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company has unsecured loans from stockholders totaling $1,009,335 at March 31, 2008. The loans have various due dates and contain interest rates ranging from 10% to 18%. All loans are due on demand.

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

 NOTE 12 -COMMITMENTS AND CONTINGENCIES

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

2008	$1,083,836
2009	$860,701
2010	$628,253
2011	$486,952
2012	$373,871
Thereafter	42,100

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

CONTINGENCY TO ISSUE ADDITIONAL COMMON STOCK

NASCENT WINE COMPANY, INC.

Fees for Failure to Timely File SB-2
Fee base:         28,247,500  shares

Date	Add'l Shares to be Issued	Closing Price/share	Expense Amount
08/28/07	282,475	$0.20	$56,495.00
09/04/07	282,475	$0.20	56,495.00
09/11/07	282,475	$0.20	56,495.00
09/18/07	282,475	$0.20	56,495.00
09/25/07	282,475	$0.20	56,495.00
10/02/07	282,475	$0.20	56,495.00
10/09/07	282,475	$0.20	56,495.00
10/16/07	282,475	$0.20	56,495.00
10/23/07	282,475	$0.20	56,495.00
10/30/07	282,475	$0.20	56,495.00

Totals	2,824,750		$564,950.00

Expense per quarter ended:
September 30, 2007	$282,475.00
December 31, 2007	282,475.00

Total FY2007 expense	$564,950.00

Per the terms of the share purchase agreement completed on June 28, 2007, Nascent Wine Company, Inc. was required to file with the SEC a share registration statement within 60 days of the share sale transaction. Furthermore, a failure by the registrant to perform would result in a 1% of the total shares sold per week penalty in shares, up to a 10% maximum penalty, payable to the investors (discussed elsewhere herein). The company filed the SB-2 to register the shares on November 14, 2007.

CONCENTRATION OF SALES TO SINGLE CUSTOMER

For the period from acquisition to year ended December 31, 2007, over 66% of Grupo Sur Promociones' revenue  or 23% of our company-wide revenue, was generated by Procter & Gamble. The loss of Procter & Gamble would significantly reduce our revenue and our potential profitability.

LEGAL PROCEEDING

From time to time we are involved with legal proceedings, claims and litigation arising in the ordinary course of business. As of the date of this FORM 10-QSB  we are not a party to any pending material legal proceedings

Note [ ] Pro forma Statement of Operations for the three Months ended March 31,2007 assuming Pasani, Grupo Sur and Targa were acquired at the beginning of 2007.

	As Reported	Pasani	Grupo Sur	Targa	Total
REVENUE	$5,134	2,019	6,799	2,092	$16,044
GROSS PROFIT	973	550	782	330	2,635
LOSS FROM OPERATIONS	(580)	145	173	(16)	(278)
NET LOSS	$(1,134)	145	173	(37)	$(853)

NOTE -13 SUBSEQUENT EVENTS

On April 1, 2008 the Company entered in a $1,000,000 (one million dollars) senior bridge loan agreement with Genesis Merchants Partners, LP. The terms are: (i) interest of 14% per annum, payable monthly; (ii) the loan will have a base period of 180 days from closing and will become due and payable, 107% of principal will become due; the bridge loan may be extended for a period of 360 days from closing and will be due and payable, 115% of principal will be due and payable. A closing fee of 3% of principal will be due at time of closing. If the loan is extended an additional 2% closing fee will be due. The loan is secured by the assets of the Company. The term of the senior bridge loan requires it to be paid-off from to be repaid from the proceeds of a working capital credit agreement the Company may enter into, however, there can be no assurance that a working capital credit agreement will be available to the Company.

MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION

STATEMENT OF OPERATIONS DATA

	Three Months Ended March 31, 2008		Year Ended December 31, 2007
Revenue		$16,000,470	$5,134,927
Loss from Operations		$773,149	$580,420
Net Loss		$345,299	$1,133,572
Net Loss per share of common stock		$0.01	$0.02

BALANCE SHEET DATA
Working Capital( deficit)	$	(242.000)	$(529,000)
Total Assets		$18,672,000	$16,365,000
Total Liabilities		$18,914,000	$16,893,000
Shareholders' Equity		$51,784,312	$49,902,926

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the historical consolidated financial statements and the related notes and the other financial information included the Company’s the Annual Report on Form 10-KSB for the year Ended December 31, 2007. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors

OVERVIEW

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
Elsewhere herein:

	For the three months ended			Inc/Dec
	March 31,			over
	(unaudited)			2007
	2008		2007
Revenue	16,000,470	100.0	$5,134,927	100	10,865,543	67.9
Cost of Revenue	13,167,625	82.3	4,161,354	81.0	9,006,271	56.3
					-
					-
Gross Profit	$2,832,845	17.7	973,573	19.0	1,859,272	11.6

Operating Expenses:

Distribution	772,523	4.8	337,024	6.6	435,499	2.7
Sales and Marketing	535,680	3.3	165,108	3.2	370,572	2.3
General and Administrative	1,719,844	10.7	800,422	15.6	919,422	5.7
Depreciation	121,818	0.8	34,564	0.7	87,254	.05
Amortization	456,129	2.9	216,875	4.2	239,254	1.5
Total Operating Expenses	3,605,994	22.5	1,553,993	30.3	2,052,001	12.8
		-		-	-
Loss from Operations	(773,149)	(4.8)	(580,420)	(11.3)	(192,729)	(1.2)
		-		-	-
Other Income(Expense)		-		-	-
Interest Income	5,502	0.0	3,041	0.1	2,461	0.0
Interest Expense	(127,923)	(0.8)	(114,125)	(2.2)	(13,798)	(0.1)
Warrants issued for interest	442,068		(442,068)	(8.6)	884,136	5.5
Other Income(Expense)	183,067	1.1	-	-	183,067	1.1
	502,714	3.1	(553,152)	(10.8)	1,055,866	6.6
		-		-	-
Loss before taxes	(270,435)	(1.7)	(1,133,572)	(22.1)	863,137	5.4
		-		-	-
Provision for income tax	74,864	0.5	-	-	74,864	0.5
		-		-	-
Net Loss	$(345,299)	(2.2)	$(1,133,572)	(22.1)	788,273	4.9

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

RESULTS OF OPERATIONS: THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

Revenue for the Quarter ended March 31, 2008 of $16,000,000 increased $10,866,000 from the Quarter ended March, 31, 2007.  The increase reflects the three months revenue of Best Beer, Palermo, and our 2007 acquisitions (i) Pasani (May 2007), (ii) Grupo Sur (July 2007) and (iii) Targa (October 2007) compared to the 2007 revenue which reflected only Best Beer and Palamero. Pro forma revenue for the Quarter ended March 31, 2007 was $16,044,000 which is in line with 2008 revenue.

Gross Profit of approximately $2,833,000 or 18% of revenue for the Quarter ended March 31, 2008, increased approximately $1,859,000 from approximately $974,000 from the same period in, 2007. The increase reflects  the three months gross profit of  Best Beer , Palermo, and our 2007 acquisitions (i) Pasani (May 2007), (ii) Grupo Sur (July 2007) and (iii) Targa (October 2007) compared to the 2007 gross profit which reflected of Best Beer and Palamero. Pro forma gross profit for the Quarter ended 2007 was $2,635,000 of 16% of Pro forma revenue. The increase  of approximately  $197,000 from the  pro forma quarter ended  2007 reflects Best Beer increase of $500,000 offset  in part  by lower margins  from the other operating companies.

Operating Expenses:

 Distribution expense of $773,000 for the three months ended March 31, 2008 increased $436,000 or 2.7% from $337,000 for the same period in 2007.

Sales and Marketing expense of $536,000 for the three months ended March 31, 2008 increased  $371,000 or 2.3% from $165,000 for the same period in 2007.

General and Administrative expense of 1,719,000 for the three months ended March 31, 2008 increased  $919,000 or 5.7% from $800,000 for the same period last year.

The operating expenses for the three months ended March 31, 2008 includes Best Beer , Palermo, and our 2007 acquisitions (i) Pasani (May 2007), (ii) Grupo Sur (July 2007) and (iii) Targa (October 2007) compared to the 2007 gross profit which reflected only Best Beer and Palamero. The increase in operating expenses also reflect the opening of 17 distributions centers, leasing 48 new trucks and distribution equipment, increase in professional fees, communications costs, insurance costs and upgrading financial organization.

Amortization and depreciation expenses for the three months ended March 31, 2008 of approximately $578,000 includes $456,129 of non-cash amortization and increase of $239,254 from the same period in 2007. The increase is for the most part results from the acquisitions of Pasani, Grupo Sur and Targa.

Interest expense for the three months ended March 31, 2008 was approximately $128,000 an increase of approximately $14,000 from the same period last in 2007. Interest expense included acquisition loans, shareholder and bank loans.

Other income of $183,000 for three month ended March 31, 2008 included $125,000 of exchange gain.

Warrant expense recapture of approximately $442,000 for year ended December 31, 2007 resulted, for the most part, from the issuance of warrants in support of raising funds and finders' fees.

Net loss of $9,406,000 or $0.14 loss per common and fully diluted shares for the year ended December 31, 2007 can be attributed to 2007 being a transition year. We incurred costs including those associated with financing acquisitions and professional fees and non- cash amortization, related to these acquisitions which more than offset our $6,800,000 gross profit.

EBITDA for the three month ended March 31, 2008 was a deficit of $195,000.  Pro forma EBITDA for the same perod in 2007 was $11,000.

EBITDA	2008	2007

Loss from operations	$(773,000)	$(580,000)
Adjustments
Add:
Pasani		145,000
Grupo Sur		170,000
Targa		(16,000)
Amortization	456,000	217,000
Depreciation	122,000	75,000
	578,000	591,000
EBITDA-(deficit)	$(195,000)	$11,000

RECONCILIATION

In non-GAAP financial measure of pro forma reveneu, gross profit and EBITDA below, we have included unaudited prior year net sales of Pasani, S.A. de CV, Grupo Promociones De Mexico S.A. DE C.V. and Targa, S.A. de CV. This information is provided to present the results as if we had owned these entries during three months ended March 31, 2007. The revenue and gross margin figures for these acquisitions was internally prepared and unaudited, and have not been reviewed by our independent accountants. A reconciliation of the non-GAAP financial measures contained in this report to the most comparable GAAP measures is as follows:
For the three months ended March 31, 2008

	As Reported	Pasani	Grupo Sur	Targa	Total
REVENUE	$5,134	2,019	6,799	2,092	$16,044
GROSS PROFIT	973	550	782	330	2,635
OPERATION INCOME (LOSS)	(580)	145	173	(16)	(278)
NET LOSS	$(1,134)	145	173	(37)	$(853)

Our quarterly consolidated results of operations have fluctuated, and we expect will continue to fluctuate in the future due to organic growth and expansion.

SUMMARIZED QUARTERLY DATA (UNAUDITED)
( in thousands)

	Fiscal Year 2008 Quarters
	1st	2nd	3rd	4th	Total

Net sales	$16,000	$	$	$	$

Gross Profit	2,832

Net earnings (loss)	$(345)	$	$	$	$

Earnings (loss) per Common Share:(1)
Basic and Diluted	$(0.01)

	Fiscal Year 2007 Quarters
	1st	2nd	3rd	4th	Total
Net sales	$5,134	$7,791	$12,490	$16,983	$42,398

Gross Profit	973	1,209	2,159	2,482	6,823

Net earnings (loss)	$(1,133)	$(2,696)	$(2,575)	$(2,436)	$(8,840)

Earnings (loss) per Common Share:(1)
Basic and Diluted	(0.02)	(0.05)	(0.03)	(0.04)	(0.14)

(1) Earnings per share are computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements have been prepared assuming that we will continue as a going concern. The Company has had net losses for the years ended December 31, 2007 and December 31, 2006, respectively.

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

The Company is currently in discussion with several lending institutions for a working capital credit facility and additional financing.  These credit facilities in conjunction with internally generated funds should be sufficient to fund our operations for the next twelve months; however, there can be no assurance funding will be available at terms and conditions acceptable to us.

Cash Flow

	AS OF MARCH 31	AS OF DECEMBER 31
	2008	2007
NET CASH USED FOR OPERATING ACTIVITIES	(1,394,485)	$(941,418)
NET CASH USED FOR INVESTING ACTIVITIES	138,777	(112,659)
NET CASH PROVIDED BY FINANCING ACTIVITIES	858,750	621,198
EFFECT OF EXCHANGE RATE CHANGES ON CASH	16,931	408.00

NET INCREASE ( DECREASE) IN CASH	(380,027)	(433,287)
Cash - Beginning	1,165,814	476,375

Cash - Ending	$785,787	$43,088

Cash used in operations of $1,394,000 results for the most from an increase in accounts receivable and inventory supporting the ramp-up of sales offset in part by an increase in accounts payable.

Cash provided by financing activities of $ 900,000 results from notes payable and increase in Shareholders $ 1,325,000 offset in part by increase capital leases of $ 500,000.

The Company is currently in discussion with several lending institutions for a working capital credit facility and additional financing.  These credit facilities in conjunction with internally generated funds should be sufficient to fund our operations for the next twelve months; however, there can be no assurance funding will be available at terms and conditions acceptable to us.

	Quarter	Year ended
	ended March 31,	December 31,
	2008	2007	Increase
Current Assets:
Cash	$786,000	$1,166,000	$(380,000)
Accounts Receivable	7,820,000	7,763,000	47,000
Inventory	7,408,000	5,504,000	1,904,000
Investments	-	238,000	(238,000)
Prepaid	2,658,000	1,694,000	949,000
Total Current Assets	$18,672,000	$16,365,000	$2,282,000

Current Liabilities:
Accounts Payable	$5,705,000	$5,054,000	$1,133,000
Accrued Liabilities	2,743,000	1,634,000	627,000
Accrued Interest	359,000	279,000	80,000
Line credit	299,000	249,000	50,000
Notes Payable	879,000	569,000	310,000
Acquisition Loans	7,700,000	7,700,000	-
Capital Leases	220,000	737,000	(517,000)
Shareholders Loans	1,009,000	672,000	337,000
Total Current Liabilities	$18,914,000	$16,894,000	$2,020,000
Working Capital (Deficit)	$(242,000)	$(529,000)	$262,000

Working Capital deficit of $242,000 as of March 31, 2008 reflects an improvement of $262,000 from December 31, 2007.  Current assets increased  $ 2,282,000 resulting principally for 1.900,000 increase $2,200,000  offset in part by reductions in Targa’s inventory to support. The increased supports higher Best Beer Sales.  Current liabilities increased $2,020,000 resulting from increased inventory, notes payable and shareholders loans.

On April 1, 2008 we entered into a $1,000,000 senior bridge loan agreement with Genesis Merchants Partners, LP. The terms are: (i)interest of 14% per annum, payable monthly; (ii) the loan is due and payable within 180 days, at that time 107% of principal will become due and payable; The bridge loan may be extended to 360 days from closing at the Company's option, at that time 115% of principal will be due and payable.

A closing fee of 3% of principal will at time of closing. If the loan is extended an additional 2% closing fee will be due. The loan is secured by the assets of the Company. The senior bridge loan is required to be repaid from the proceeds of a working capital credit agreement the Company may enter into.

The Three month ended March 31, 2007 reflect Nascent, Best Beer and Palermo operations. See Note -Acquisitions included elsewhere herein.

On May 12, 2008, the Company was granted an extension until May 26, 2008 to pay in full a promissory note (the "Pasani Note") payable to Alejandro Gutierrez Pederzini and Leticia Gutierrez Pederzini in the principal amount of $1,000,000 plus interest, that was originally due on May 12, 2008. The Company  originally issued the Note to these individuals in connection with the Company's acquisition of all of the outstanding common stock of Pasani S.A. De C.V. ("Pasani") from them.  The Pasani Note is secured  by a pledge granted to these individuals of all of the common stock of Pasani

On May 12, 2007, Alejandro Gutierrez Pederzini, also, granted the Company an extension until May 26, 2008 to purchase from him certain trade marks that were sold under the Stock Purchase Agreement with Pasani. The purchase price for the trade marks was $2,500,000.

On May 14, 2008, Mr. James E. Buckman and Mr. Yehuda “Mitch” Wolf resigned from the board of directors of the Company effective immediately. Messrs. Buckman and Wolf informed us that they were resigning in order to avoid the possibility of any conflict of interest due to the fact that the we recently commenced discussions with York Capital Management (“York”) regarding a possible transaction between the parties.  Messrs. Buckman and Wolf are employed by York and were appointed to the Nascent’s board of directors in connection with York’s investment in the Company,

We are indebted to the former owners ("Sellers") of Grupo Sur Promociones de Mexico. S.A. de CV. ("Grupo Sur") in the amount of $700,000 representing the balance due upon the closing of our stock purchase agreement with the Sellers pursuant to which we acquired all of the outstanding common stock of Grupo Sur.  We are also obligated to make two additional payments under the  purchase agreement, comprised of a payment of $1,500,000 due on June 30,2008, and a second payment of $2,000,000 due on December 31, 2008.

Additionally the purchase agreement called for a payment to the Sellers of $1,500,000 in our restricted stock, if Grupo Sur met certain financial performance objectives for the twelve months ended December 31,2007 as verified by our auditors. To date these objectives have not been verified by our auditors and no stock has been issued to the Sellers.

Subsequently, the Sellers have refused to allow us to operate Grupo Sur or communicate with Grupo Sur's auditors.

We are in discussions with third party lenders and investors to finance the payment of the Pasani and Grupo Sur obligations. However, there can be no assurance that any equity or debt financing will be available to us to satisfy either obligation.

INFLATION

We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our revenue. However, from time to time inflation has an impact on commodity related products.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at December 30, 2007 and the effects we expect such obligations to have on liquidity and cash flow in future periods.

	Payments Due by Period (In Thousands)
	Total	Less Than 1 Year	2-3 Years		3-5 Years	More than 5 Years
Debt obligations (1)	$9,887	$9,887		--	--	--

Operating leases	$3,776	$1,804	$	,489	$374	$42

Note 1. Includes the acquisition notes $7,700,000.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements about Nascen Wine Company, Inc.'s business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Nascent's actual results may differ materially from those indicated by the forward-looking statements.

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

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this annual report. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those set forth at the end of this section under "Factors That May Impact Our Results of Operations"

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, this statement will have on its financial position, cash flows, or results of operations.

CRITICAL ACCOUNTING POLICIES

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

ACCOUNTS RECEIVABLE

The Company has reviewed the outstanding trade accounts receivable and provided a reserve for slow paying accounts of approximately $639,464 and $639,464 at March 31, 2008 and December 31, 2007, respectively. The Company plans to insure all its trade receivables during the first half 2008. Additionally, the Company has developed standard credit policies.

INVENTORIES

Inventories are accounted for on the first-in, first-out basis. Any products reaching their expiration dates are written off. The Company has determined it does not require a provision for slow moving and or obsolete inventory for nine months ended March 31, 2008 and the year ended December 31, 2007.

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

INTANGIBLE

The Company accounts for intangible assets in accordance with Statement Financial Accounting Standard 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS 144). The Company acquired long-lived assets during the year ended December 31,2007 and year ended December 31, 2006, respectively. The acquired long -lived assets are attributed to acquisitions completed during 2007 and 2006. The company reviewed the carrying values of its long-lived assets for possible impairment as of December 31, 2007 or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable and\or annually. No impairment losses were recorded in the three months ended March 31, 2008 and year ended December 31, 2007.

LOSS PER SHARE

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

ADVERTISING

The Company expenses advertising as incurred. Advertising expense were approximately $26,064 and $63,385 for the three months ended March 31, 2008 and 2007, respectively.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures

As of December  2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act.”) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures are designed to provide assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that is intended to allow timely decisions regarding required disclosures.

As a result of this evaluation and recognizing the material weaknesses that we identified in our Annual Report on Form 10-KSB for the year ended December 31, 2007.  In making this determination, we took into account the remedial actions that we are taking or planning to take with respect to these material weaknesses .

In any case, based on a number of factors, including our performance of manual procedures to provide assurance of the proper collection, evaluation and disclosure of the information included in our consolidated financial statements, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP and that they are free of material errors.

Internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

As a result of the material weaknesses described in  our Annual Report on Form 10-K for the year ended December 31, 2007, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by COSO.

Since we originally identified those material weaknesses in connection with the preparation of our financial statements for the period ended  December 31, 2007, we have been working to identify and remedy the causes of the problems that led to the existence of those material weaknesses, and we believe that:

•	we identified the primary causes of and appropriate remedial actions for these problems;

•
 we have, except as otherwise noted below and subject to the completion of testing that we are conducting and plan to complete as of December 31, 2008, remedied substantially all of these material weaknesses; and

•	we are continuing to implement additional appropriate corrective measures to enable us to determine that those material weaknesses have been fully remedied.

With respect to testing, we have adopted, and pursued during the fourth quarter of 2007, a program that is designed to evaluate whether the remedial actions we have taken have been in effect for a sufficient period of time to determine their effectiveness as well as to test the effectiveness of those remedial actions. Notwithstanding our efforts, there is a risk that we ultimately may be unable to achieve the goal of fully remedying these material weaknesses and that the corrective actions that we have implemented and are continuing to implement may not fully remedy the material weaknesses that we have identified or prevent similar or other control deficiencies or material weaknesses from having an adverse impact on our business and results of operations or our ability to timely make required SEC filings in the future.

The remedial actions that we have taken to remedy these material weaknesses may be regarded as material changes in our internal control over financial reporting that have occurred since December 31, 2007. Due, among other things, to the difficulties that we experienced in preparing timely financial statements.. Those changes include the following:

1. For all periods ended on or after December 31, 2007, we adopted procedures to conduct additional detailed transaction reviews and control activities to confirm that our financial statements for each period present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

2. These reviews and control activities include performing physical inventories and detailed account reconciliations of all material line-item accounts reflected on our Consolidated Balance Sheets and Consolidated Statements of Operations in order to confirm the accuracy of, and to correct any material inaccuracies in, those accounts as part of the preparation of our financial statements.

3. For periods ended on or after December 31, 2007, with respect to our failure to maintain a timely and accurate period-end financial statement closing process and our failure to effectively monitor our accounting function and our oversight of financial controls, we introduced new leadership to our accounting and financial functions and in certain operating functions. This included appointing a new Chief Financial Officer effective appointing a new controller and  appointing  new  subsidiary controllers.

4. For periods ended on or after December 31, 2007, we reaffirmed and clarified our account reconciliation policies through additional procedural details and guidelines for completion, which expressly require (a) reconciliations of all material accounts no less frequently than monthly, (b) that any discrepancies noted be resolved in a timely fashion and (c) that all proposed reconciliations be reviewed in detail and on a timely basis by appropriate personnel to determine the accuracy and appropriateness of the proposed reconciliation.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item1B. Legal proceedings

From time to time we are involved with legal proceedings, claims and litigation arising in the ordinary course of business. As of the date of this 10-QSB, we have a dispute with the former owners of  Grupo Sur.  The sellers of Grupo Sur have refused to allow us to operate the Company or contact the public accountant.  We have advised the sellers of our rights under the Purchase Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3. Defaults on Senior Securities

NONE

Item 4. Submission of Items to a Vote

NONE

Item 5. Other Information

NONE

Item 6. UPDATE

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

Nascent Wine Company, Inc.

Dated: May 21, 2008	By:	/s/ Sandro Piancone
Sandro Piancone
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sandro Piancone	Chief Executive Officer and Director	Date: May 21, 2008
Sandro Piancone

/s/ Victor Petrone	President and Director	Date: May 21, 2008
Victor Petrone

/s/ Peter V. White	Chief Financial Officer and Treasurer	Date: May 21, 2008
Peter V. White