Form 10-Q
period 2008-06-30
Nascent Wine Company, Inc.
filed 2008-08-14
CIK 1310213

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2008

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from ____________ to _____________

                       Commission File Number: 333-120949






                           NASCENT WINE COMPANY, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                 Nevada                                       82-0576512
                 ------                                       ----------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

      2355 B Paseo de las Americas

             San Diego, Ca.                                     92154
             --------------                                     -----
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

                                 Yes [x] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]  Accelerated filer [_]

Non-accelerated filer   [_]  (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes [ ] No [X]

As of August 14, 2008 was 84,749,969.

                   NASCENT WINE COMPANY, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                           Page
PART I - FINANCIAL INFORMATION
Item 1.

          Unaudited Financial Statements                                   3

          Consolidated Balance Sheets                                      4

          Consolidated Statements of Operations                            5

          Consolidated Statements of Stockholders' Equity                  6

          Consolidated Statements of Cash Flows                            7

          Notes to Financial Statements                                    9

Item 2.   Management's Discussion and Analysis of Operations

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Item 4.   Controls and Procedures                                          19


PART II - Other Information

Item 1.    Legal Proceedings                                               28

Item 1 A.  Risk Factors                                                    28

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds     28

I4tem 3.   Defaults Upon Senior Securities                                 28

Item 4.    Submission of Matters to a Vote of Security Holders             28

Item 5.    Other Information                                               28

Item 6.    Exhibits                                                        28

Exhibit 31.1 Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Exhibit

32.1 Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 Exhibit

32.2 Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                           FORWARD LOOKING STATEMENTS

This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future -- including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results -- are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2007, and those described from time to time in our future reports filed with the Securities and Exchange Commission 29

Item 1.
                         UNAUDITED FINANCIAL STATEMENTS

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


PART I - FINANCIAL INFORMATION

                       NASCENT WINE COMPANY, INC., AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)

                                                         JUNE 30, 2008  DECEMBER 31, 2007
                                                         -------------  -----------------
      ASSETS

CURRENT ASSETS
Cash                                                      $    892,222    $    961,243
Accounts receivable (less allowance of $923,450 at
    June 30, 2008 and $ 547,290 December 31, 2007)           2,887,420       3,878,522
Inventory                                                    2,065,329       2,693,029
Prepaid and other current assets                             1,639,882         700,645
                                                          ------------    ------------

           TOTAL CURRENT ASSETS                              7,484,853       8,233,439

Property, plant and equipment,  net                            768,751         736,635

Investment in AIP                                            2,707,959            --
Amortizable intangibles assets, net                         12,055,660      13,166,621
Goodwill                                                     2,567,307       7,480,565
Other noncurrent assets                                      1,546,295       4,726,545
Assets held for sale                                        10,278,484      14,697,486
                                                          ------------    ------------

           TOTAL ASSETS                                   $ 37,409,309    $ 49,041,291
                                                          ============    ============


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                                          $  2,070,800    $  2,620,420
Accrued expenses                                             2,014,904       1,174,148
Accrued interest                                               467,810         279,351
Line of credit                                                  47,970            --
Notes payable                                                1,588,739          48,133
Shareholder loans                                              862,500         630,000
                                                          ------------    ------------

           TOTAL CURRENT LIABILITIES                         7,052,723       4,752,052

Liabilities related to assets held for sale                  5,577,485      11,281,147

                                                          ------------    ------------
           Total Liabilities                                12,630,208      16,033,199

STOCKHOLDERS' EQUITY Preferred stock, 5,000,000 authorized:
 Series A convertible preferred stock, $.001 par value,
  1,875,000 shares issued and outstanding at
  June 30, 2008 and December 31, 2007                            1,875           1,875
 Series B convertible preferred stock, $.001 par value,
   375,000 shares issued and outstanding
   at June 30, 2008 and December 31, 2007                          375             375

Common stock, $0.001 par value: 195,000,000 shares              84,750          84,426
  authorized, 84,749,969 shares issued and outstanding
  at June 30, 2008 and 84,425,538 December 31, 2007

Additional paid-in capital                                  43,497,830      44,351,978
Accumulated other comprehensive income (loss)                 (138,263)         32,447
Deficit accumulated                                        (18,667,466)    (11,463,009)
                                                          ------------    ------------

           TOTAL STOCKHOLDERS' EQUITY                       24,779,101      33,008,092

                                                          ------------    ------------
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY     $ 37,409,309    $ 49,041,291
                                                          ============    ============


                See accompanying notes to Consolidated Financial Statements





                                 NASCENT WINE COMPANY, INC., AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (Unaudited)

                                              FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                            -----------------------------    ----------------------------
                                            JUNE 30, 2008   JUNE 30, 2007   JUNE 30, 2008   JUNE 30, 2007
                                             ------------    ------------    ------------    ------------

NET REVENUES                                 $  6,452,211    $  3,669,885    $ 12,412,468    $  5,943,574
COST OF REVENUE                                 6,842,631       3,107,637      11,605,192       4,879,218
                                             ------------    ------------    ------------    ------------

GROSS PROFIT                                     (390,420)        562,248         807,276       1,064,356

OPERATING EXPENSES
Distribution                                      512,099         187,508         922,828         282,892
Sales and Marketing                               199,926         243,398         450,334         338,782
General and Administrative                      1,614,416       1,519,507       2,372,430       2,181,846
Depreciation                                       37,556          14,182          70,665          26,959
Amortization                                      388,812         709,584         683,538         926,459
Intangible Impairments (see note 5)             5,341,036            --         5,341,036            --
                                             ------------    ------------    ------------    ------------

TOTAL OPERATING EXPENSES                        8,093,845       2,674,179       9,840,831       3,756,938

LOSS FROM OPERATIONS                           (8,484,265)     (2,111,931)     (9,033,555)     (2,692,582)

OTHER INCOME (EXPENSE)
Interest Income                                     2,415           3,011           6,021           6,052
Interest Expense                                 (223,017)       (408,490)       (327,800)       (956,424)
Warrant Interest Recapture                        442,068            --           884,136            --
Other income (expense),net                     (1,983,277)           --        (1,823,359)           --
                                             ------------    ------------    ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                   (1,761,811)       (405,479)     (1,261,002)       (950,372)

LOSS FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR INCOME TAXES             (10,246,076)     (2,517,410)    (10,294,557)     (3,642,954)

PROVISION FOR INCOME TAXES                           --              --              --              --
                                             ------------    ------------    ------------    ------------

LOSS FROM CONTINUING OPERATIONS               (10,246,076)     (2,517,410)    (10,294,557)     (3,642,954)

DISCONTINUED OPERATIONS

Income (loss) from Operations                     207,884         178,721         265,643        (186,751)
Impairment of Intangibles                      (1,448,455)           --        (1,448,455)           --
Gain on Sale of Palermo                         4,272,912            --         4,272,912            --
                                             ------------    ------------    ------------    ------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS      3,032,341         178,721       3,090,100        (186,751)

                                             ------------    ------------    ------------    ------------
NET INCOME (LOSS)                            $ (7,213,735)   $ (2,338,689)   $ (7,204,457)   $ (3,829,705)
                                             ============    ============    ============    ============

BASIC EARNING PER SHARE
  Continuing Operations                      $      (0.12)   $      (0.05)   $      (0.12)   $      (0.07)
                                             ============    ============    ============    ============
  Discontinued Operations                    $       0.04    $       0.00    $       0.04    $      (0.00)
                                             ============    ============    ============    ============

Weighted-average Shares Outstanding            84,439,364      54,281,188      84,427,254      53,184,119


Diluted Earnings per Share

  Continuing Operations                      $      (0.12)   $      (0.05)   $      (0.12)   $      (0.07)
                                             ============    ============    ============    ============
  Discontinued Operations                    $       0.04    $       0.00    $       0.04    $      (0.00)
                                             ============    ============    ============    ============

Weighted-average Shares Outstanding            84,439,364      54,281,188      84,427,254      53,184,119

                          See accompanying notes to Consolidated Financial Statements





                                           NASCENT WINE COMPANY, INC., AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS'EQUITY


                                                                                                                           TOTAL
                            PREFERRED SHARES        COMMON SHARES                                                      STOCKHOLDERS'
                          --------------------  -------------------  ADDITIONAL                COMPREN-                 ACCUMULATED
                                     Par Value             Par Value  PAID-IN    SUBSCRIBED    HENSIVE    INCOME          EQUITY
                           Shares     $0.001      Shares    $0.001    CAPITAL      STOCK       INCOME    (DEFICIT)      (DEFICIT)
                          --------------------  -------------------------------- ----------  ---------- ------------  --------------

Balance December 31, 2006                       52,050,000  $ 52,050 $16,314,477 $ 2,334,727 $     (15) $ (2,056,904) $  16,644,335
                                                                                                                                  -
Preferred shares issued
 for stock for cash       2,250,000     2,250            -         -  15,142,027          -           -            -     15,144,277
Shares issued for service         -         -      316,023       316     162,055          -           -            -        162,371
Shares issued for loans           -         -    3,002,545     3,003   1,265,899          -           -            -      1,268,902
Shares issued for trucks          -         -       77,170        77      30,791          -           -            -         30,868
Shares issued for cash            -         -   28,484,900    28,485   9,585,424  (2,334,727)         -            -      7,279,182
Shares issued for
 acquisitions                     -         -      244,900       245     119,755          -           -            -        120,000
Warrants issued                   -         -            -         -   1,616,800          -           -            -      1,616,800
Shares issued for
 finders fee                      -         -      250,000       250     114,750          -           -            -        115,000
Net loss                          -         -            -         -           -          -           -   (9,406,105)    (9,406,105)
Translation loss                  -         -            -         -           -          -      32,462            -         32,462
                                  -         -            -         -           -          -           -            -              -
Comprehensive loss                -         -            -         -           -          -           -            -     (9,373,643)
                          ---------- ---------  ---------- --------- ----------- ----------  ---------- ------------  --------------

Balance December 31, 2007 2,250,000     2,250   84,425,538 84,426.00  44,351,978          -      32,447  (11,463,009) $  33,008,092

Net loss                                                                                                  (7,204,457)    (7,204,457)
Warrant interest expense
(recapture)                                                             (884,136)                                          (884,136)
Shares issued for service                          318,181       318      29,682                                             30,000
Issuance of penalty shares                           6,250         6         306                                                312
Translation (loss) gain                                                                       (170,710)                    (170,710)
Comprehensive loss                                                                                                                -
                          ---------- ---------  ---------- --------- ----------- ----------  ---------- ------------  --------------
Balance June 30, 2008     2,250,000  $   2,250  84,749,969  $ 84,750 $43,497,830 $        -  $(138,263) $(18,667,466) $  24,779,101
                          ========== =========  ========== ========= =========== ==========  ========== ============  ==============

                                    See accompanying notes to Consolidated Financial Statements





                               NASCENT WINE COMPANY, INC., AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                              For the Six Months Ended
                                                                          --------------------------------
                                                                          June 30, 2008      June 30, 2007
                                                                          ------------       ------------
Cash Flows from Operating Activities
Net loss                                                                  $ (7,204,456)        (3,829,704)
Adjustment to reconcile net loss to net cash provided by operations:
  Depreciation                                                                 255,184             86,328
  Amortization                                                                 405,714            926,459
  Allowance for doubtful accounts                                              377,261                 --
  Gain on sale of Palermo                                                   (4,272,912)                --
  Shared-based compensation                                                     30,000             84,000
  Warrant interest expense(recapture)                                         (884,136)           556,524
  Impairment of amortizable intangibles                                      4,790,000                 --
  Impairment of goodwill                                                    11,599,661                 --
  Impairment of acquisition loans                                           (8,000,000)                --
  Changes in operating working capital:
      (Increase)/decrease in accounts receivable                            (3,313,150)        (2,881,898)
      (Increase)/decrease in inventory                                         637,282         (1,723,114)
      (Increase)/decrease in prepaids and other assets                      (1,039,813)          (186,414)
      Increase/(decrease) in accounts payable                                5,269,116          3,211,730
      Increase/(decrease) in accrued expense                                 1,077,398           (148,592)
      Increase/(decrease) in accrued interest                                  188,459            (48,703)
      Increase/(decrease) in other non-current assets                          (53,977)
                                                                          ------------       ------------
      Net change in operating working capital                                7,066,087           (123,680)
                                                                          ------------       ------------
NET CASH USED IN OPERATING ACTIVITIES                                         (138,369)        (3,953,384)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchased fixed assets                                                      (337,467)          (776,504)
  Acquisition of Licensed Marks                                                     --         (4,400,000)
  Acquisition of Pasani/Eco, net of cash acquired                                   --         (1,577,959)
                                                                          ------------       ------------
NET CASH PROVIDED BY (USED IN) INVESTMENTS ACTIVITIES                         (337,467)        (6,754,463)

CASH FLOWS FROM FINANCING ACTIVITIES
  Line of credit, net                                                             (163)                --
  Bridge Loan                                                                       --           (556,000)
  Acquisition loans                                                                 --          4,412,500
  Shareholder loan advance                                                     250,000
  Shareholder loan payment                                                     (46,581)          (965,425)
  Proceeds - bank loans                                                      1,270,245             70,589
  Payments - bank loans                                                       (395,097)
  Capital leases                                                                    --            824,567
  Common stock subscribed-net of expenses                                           --          7,286,544
                                                                          ------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    1,078,404         11,072,775

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       (170,711)             1,082
                                                                          ------------       ------------
NET DECREASE IN CASH                                                           431,857            366,010
CASH--BEGINNING OF PERIOD                                                    1,165,814            476,375
                                                                          ------------       ------------

CASH - ENDING OF PERIOD                                                   $  1,597,671       $    842,385
                                                                          ============       ============




                               NASCENT WINE COMPANY, INC., AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (Continued)




SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of stock for shareholder loan                                    $       --         $  1,130,391
                                                                          ============       ============
Issuance of common stock for services                                     $     30,000       $     84,000
                                                                          ============       ============
Warrants issued and attached to debt                                      $       --         $    156,000
                                                                          ============       ============
Warrant issued for interest (recapture)                                   $  (884,136)       $       --
                                                                          ============       ============
Issuance of penalty shares                                                $       312        $       --
                                                                          ============       ============
Impairment of acquisition notes                                           $(8,000,000)       $       --
                                                                          ============       ============
Interest paid                                                             $   139,342        $       --
                                                                          ============       ============
































                        See accompanying notes to Consolidated Financial Statements

                                                     8

NOTE 1 - COMPANY OVERVIEW

Company History
---------------

The Company was incorporated under the laws of the State of Nevada, on December 31, 2002 (Date of inception). The Company had minimal operations until July 1 2006, after the Company purchased the license to distribute Miller Beer in Baja California, Mexico from Piancone Group International, Inc. (PGII).

In October 2006, the Company purchased the assets and assumed liabilities of PGII, and in November 2006, when Company purchased the outstanding common stock of Palermo Italian Foods, LLC. (Palermo). In June 2008, the Company entered into a transaction to sell Palermo to AIP, Inc., a group led by Victor Petrone, formerly the President of the Company who remains a member of the Board of Directors. On May 11, 2007, the Company acquired Pasani S.A de C.V.. (Pasani) and Eco (Eco), distribution companies based in Mexico City and San Antonio.
In July 2007, the Company acquired Grupo Sur Promociones de Mexico S.A. de C.V. (Groupo Sur) and related companies. In October 2007, the Company acquired all of the outstanding capital stock of Targa, S.A. de C.V. (Targa).

During May 2008, the Company announced its decision to evaluate its strategic options for Pasani, Eco and Grupo Sur.

In June 2008, in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the assets and liabilities relating to Pasani, Eco and Grupo Sur have been reclassified as held for sale in the Consolidated Balance Sheet for June 30, 2008 and December 31, 2007. The results of operations for the fiscal quarter and six months ended June 30, 2008 and June 30, 2007, have been reported as discontinued operations. In conjunction with classifying certain subsidiaries as discontinued, the Company cancelled $8,000,000 of acquisition loans (Pasani $ 3,500,000 and Grupo Sur $4,500,000).

The Company believes the Pasani, Eco and Grupo are in probable stage of being sold and their operations and cash flows are clearly distinguishable operationally and for financial reporting purposes classified as Discontinued Operations. The Pasani and Eco companies have been disposed. See note subsequent events for these subsidiaries, the company shall no significant continuing involvement after their disposal and their operations and cash flows have been eliminated from our ongoing operations.

The above mentioned transactions were accounted for pursuant to certain paragraphs of Statement of Financial Accounting Standard 141 (`SFAS 141'), Statement of Financial Accounting Standard 142 (`SFAS 142') Statement of Financial Accounting Standard 144 (`SFAS 144'). A discussion of these transactions are included in notes 10 and 11.

In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. Certain reclassifications have been made to conform prior year data to current year presentation.

The Company determined in accordance with SFAS No. 131 "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", that its subsidiaries meets the criteria to be deemed one reporting unit.

NOTE 2 - GOING CONCERN

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30 2008, the Company had cash of $892,222 and a working capital of $432,130. The Company had a net loss from continuing operations $10,246,076 and $10,294,557 for the three months and six months ended June 30, 2008, $2,517,410 and $3,642,954 for the three months and six months ended June 30, 2007.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Best Beer S.A. de C. V., (Best Beer), International Food Services, Inc. (IFS) and Targa, S.A de C.V (Targa) for the three months and six months ended June 30 2008 and 2007. The accompanying consolidated balance sheets include the assets and liabilities of Pasani, Eco and Grupo Sur as assets held for at June 30 2008, and December 31, 2007. The results of their operations are disclosed as discontinued operations for the three months and six months ended June 30, 2008 and 2007, respectively.

The financial statements have been consolidated with the parent company and all inter-company transactions and balances have been eliminated in consolidation.

Basis of Preparation
--------------------

The accompanying financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP), for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements have been prepared assuming that the Company will continue as a going concern.

Estimates
---------

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

Revenue Recognition
-------------------

The Company, through its Subsidiaries, sells food and beverage products to its customers in Mexico. Sales of products and related costs of products sold are recognized using the accrual method in which revenues are recorded as products are delivered and billings are generated. In accordance with SEC Staff Accounting Standard 101 Revenue Recognition, the Company recognizes revenue when
(i) persuasive evidence of an arrangement exists, (ii) delivery has occurred,
(iii) the price is fixed or determinable and (iv) collectability is reasonably assured. These terms are typically met upon shipment of product to the customer.

Accounts Receivable
-------------------

The Company has reviewed the outstanding trade accounts receivable and provided a reserve for slow paying accounts of approximately $923,450 at June 30,, 2008 and $547,290 at December 31, 2007. The Company has insured all its trade receivables during the first half 2008. Additionally, the Company has developed standard credit policies.

Inventories
-----------

Inventories are accounted for on the first-in, first-out basis. Any products reaching their expiration dates are written off. The Company determined it did not require a provision for slow moving and/or obsolete inventory for the six months ended June 30, 2008 and December 31, 2007.

Property, Plant and Equipment
-----------------------------

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

Long-Lived Assets
-----------------

The Company accounts for intangible assets in accordance with SFAS 144 " ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS". The Company acquired long-lived assets during 2007 and 2006. The acquired long -lived assets are attributed to acquisitions completed during 2007 and 2006. The Company reviewed the carrying values of its long-lived assets for possible impairment as of June 30, 2008 and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable and\or annually. The Company completed the sale of Palermo as of June 30, 2008, and classified Pasani, Eco and Grupo Sur as discontinued operations and accordingly the long-lived assets arising from these acquisition have been impaired.

Per Share Data
--------------

Basic net earnings (loss) from continuing operations per share is computed by dividing net earnings (loss)from continuing operations by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) from continuing operations per share is calculated by dividing net earnings (loss) from continuing operations and the effect of assumed conversions by the weighted average number of common and, when applicable, potential common shares outstanding during the period. A reconciliation of the numerators and denominators of basic and diluted earnings (loss) from continuing operations per share is presented below.


                                                        Three Months Ended            Six Months Ended
                                                             June 30                       June 30
                                                  -----------------------------   ----------------------------
                                                      2008             2007            2008           2007
        Basic net loss per share:
        Net loss                                  $ (7,213,735)   $ (2,338,689)   $ (7,204,457)   $ (3,389,705)
                                                  ------------    ------------    ------------    ------------
        Weighted average common outstanding         84,439,364      54,281,188      84,427,254      53,184,119
        Basic loss per share                      $       (.09)   $       (.04)   $       (.09)   $       (.07)
                                                  ============    ============    ============    ============

        Diluted loss per share:

        Net loss                                  $ (7,213,735)   $ (2,338,689)   $ (7,204,457)   $ (3,389,705)
                                                  ------------    ------------    ------------    ------------
        Weighted average common outstanding         84,439,364      54,281,188      84,427,254      53,184,119
        Effect of Preferred Stock and Warrants

                                                  ------------    ------------    ------------    ------------
        Weighted average common outstanding
        and potential common shares outstanding             --              --              --              --
                                                  ------------    ------------    ------------    ------------
        Diluted net loss per share:               $       (.09)   $       (.04)   $       (.09)   $       (.07)
                                                  ============    ============    ============    ============

Preferred Stock and Warrants (described else where) to purchase shares of common stock which totaled 63 million for the three and six months ended June 30, 2008 and 24 million for the three and six months ended June 30, 2007, were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

Basic loss per share is calculated by dividing net loss by the weighted-average number of shares of common shares outstanding. Diluted loss per share includes the component of basic loss per share and also gives effect to dilutive Common Stock equivalents. Potential dilutive Common Stock equivalents include stock options, warrants and preferred stock which convert into Common Stock.

Income Taxes
------------

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

Advertising
-----------

The Company expenses advertising as incurred. Advertising expense was approximately $84,700 and $91,100 for the three months and six months ended June 30, 2008. For the three months and six months ended June 30, 2007 the advertising expense was $102,000 and $ 160,100, respectively.

Reclassifications
-----------------

Certain prior period amounts have been reclassified to conform to the current period's presentation.


Recent Accounting Pronouncements
--------------------------------

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" , an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, "Earnings per Share.". This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this Staff Position, with early application not permitted. The adoption of this Staff Position, which will require us to allocate a portion of net income to these participating securities, will not have a material effect on our historical or future reported earnings per share.

NOTE 4 - PROPERTY,PLANT AND EQUIPMENT

Property and equipment consists of the following at June 30:

                                          June 30, 2008  December 31, 2007
                                          -------------  -----------------

          Distribution equipment           $   639,139    $   734,458
          Office furniture and equipment       185,383         39,902
          Computer                              62,321         15,823
          Autos and trucks                     218,399        204,415
          Leasehold improvements               112,592         98,404
                                           -----------    -----------
          Totals                           $ 1,217,834      1,093,002
          Accumulated depreciation         $  (449,084)      (357,367)
                                           -----------    -----------
          Property and equipment net       $   768,750    $   735,635
                                           ===========    ===========

Depreciation expense for the three months and six months ended June 30, 2008 was $37,556 and $70,665, respectively and for the three and six months ended June 30, 2007, was $14,182 2007 and $26,959, respectively.

Assets held for sale include $842,341 of property and equipment related to Grupo Sur, Pasani and Eco (discontinued operations) and $376,436 of accumulated amortization. Depreciation expense for the three and six months ended June 30, 2008 are included in net income (loss) from discontinued operations.

NOTE 5 - GOODWILL AND INTANGIBLES ASSETS

                                                 June 30, 2008 December 31, 2007
                                                 ------------- ----------------
        Intangibles subject to amortization:
           Miller Beer Distrtibution Licenses       8,675,000       8,675,000
           Customer relations                         290,000         290,000
           Client lists                                               500,000
           Trademarks                               5,300,000       5,300,000
           Non-Compete Agreement                       70,000          70,000
                                                 ------------    ------------
                                                   14,335,000      14,835,000

        Accumulated amortization:                  (2,279,339)     (1,668,379
                                                 ------------    ------------
        Intangibles subject to amortization, net $ 12,055,661    $ 13,166,621
                                                 ============    ============

        Goodwill:

            Acquisition of PGII                             -       4,913,258
            Acquisition of Targa                    2,567,307       2,567,307
                                                 ------------    ------------
        Total Goodwill                           $  2,567,307    $  7,480,565
                                                 ============    ============

Intangible asset amortization expense was $388,812 and $683,538 for the three and six months ended June 30, 2008, respectively $709,584 and $926,459 was the amortization expense for the three and six months ended June 30, 2007. Amortization expense for the next five years is estimated to be approximately $5,431,000.

Pursuant to SFAS No. 144, the Company, as of June 30, 2008, classified certain subsidiaries as discontinued operations and accordingly impaired the intangible assets and goodwill of these subsidiaries. The total is as follows:

                          Impaired Intangibles   Impaired Goodwill       Total
                          --------------------   -----------------       -----
Grupo Sur                  $1,950,000               $1,756,498        $3,706,498
Pasani                      2,340,000                2,187,233         4,527,233
Eco                             -                      219,714           219,714
                           -----------------------------------------------------
Total Impairments          $4,290,000               $4,163,445        $8,453,445

Accumulated Amortization:

Grupo Sur                   $128,840
Pasani                       300,122
                            --------
Total                       $428,962

Loss from operations reflects $5,341,036 of impairment, which includes $$500,000 attributable to customer list and $4,913,258 of goodwill arising from the acquisition of PGI during 2006.

NOTE 6 - NOTES PAYABLE


The Company had the following bank loans at June 30, 2008:

       Bank             Interest rates            Due Dates             Amount
--------------------------------------------------------------------------------

Genesis                     14.00%             October 1, 2008       $1,000,000
Cyril Capital, LLC          8.00%              October 14, 2008         500,000
City National Bank          8.75%              December 31, 2008         19,000
NetBank                     14.75%             December 15, 2008         32,675
Pentech                     18.26%             December 1, 2008          37,064

                                                                     -----------
                                                                      $1,588,739
                                                                     ===========

NOTE 7 - BRIDGE LOANS

During 2007, the Company obtained Bridge loan financing in varying amounts with interest payable at rate 8% annually. As additional consideration, the Company issued warrants to the lenders. At December 31, 2007, these loans have been paid.

NOTE 8 - STOCKHOLDERS' EQUITY

Common Stock
------------

The Company is authorized to issue 195,000,000 shares of Common Stock at $.001 par value. During the year ended December 31, 2007, the Company issued 316,023 shares of Common Stock for services rendered in the amount of $162,371 and 3,002,545 shares of Common Stock to redeem notes payable to shareholders in the amount of $1,268,902. The Company issued 77,170 shares of Common Stock for a truck valued at $30,868, and 244,900 shares of Common Stock as a finder's fee for the Targa acquisition ($120,000) and 250,000 shares of Common Stock for the finder's fee for the York preferred stock transaction ($115,000). The Company received subscriptions for an additional 21,539,900 shares of Common Stock during the year and issued 28,484,900 shares for cash, including the 6,945,000 shares subscribed at December 31, 2006 in the amount of $2,334,727 for a total of $9,585,424.

At March 31, 2008, the Company had outstanding warrants, not including the York Warrants (see below), to purchase 18,120,476 shares of Common Stock at various price of between $0.25 and $1.05 expiring in 2010. If all warrants were exercised the Company would receive $7,070,000.

During June 2008, the Company issued 318,181 of Common Stock for services rendered. Additionally, the Company issued 6,250 of Common Stock as p a penalty provision of the share purchase agreement completed on June 28, 2007,

Preferred Stock
---------------

The Company is authorized to issue 5,000,000 shares of preferred stock at $.001 par value. On July 3, 2007, the Company issued 1,000,000 shares of its Series A and Series B Convertible Preferred Stock, par value $0.001 per share at $8.00 per share ($8,000,000) to an affiliate York Capital Management (York). The Series A and Series B Convertible Preferred Stock is convertible into 20,000,000 shares of the Company's Common Stock, par value $0.001, of the Company, based upon a conversion price of $0.40 per share and a liquidation amount of $8.00 per share. The holders of the Series A and Series B Convertible Preferred Stock are entitled to a stock dividend of 15% payable quarterly in preferred stock for three years commencing upon the issuance of the Preferred stock .



In addition, the Company issued the following warrants to purchase:

Series A-1       500,000 shares of Series A preferred $8.00 per share stock     Immediately exercisable and expire July 3, 2010
Warrants

Series A-2       375,000 shares of Series A preferred $8.00 per share stock     Immediately exercisable and expire July 3, 2014
Warrants

Series B         Variable shares of Series of the average of the convertible
Warrants         preferred stock depended Per Share Market Value of and expire
                 July 3, 2014 on the per market value of Common Stock 30 days
                 Immediately exercisable shares preceding date of exercise.


In October and November 2007, York exercised their warrants acquiring 2,250,000 shares of Series A and Series B Convertible Preferred Stock in the amount of $15,144,276. Series A and Series B Convertible Preferred Stock held by York collectively are convertible into 45,000,000 shares of the Company's Common Stock.

The Company paid a cash finder's fee of $560,000 and issued to the finder an aggregate of 1,600,000 common share warrants. Each warrant is exercisable to purchase one share of Common Stock at any time until July 3, 2010, at a purchase price of $0.40 per share.

NOTE 9 - ACQUISITIONS TARGA, S.A. DE C.V.

ACQUISITION OF TARGA, S.A. DE C.V.

In October 2007, the Company acquired all of the outstanding capital stock of Targa, S.A. de C.V. (Targa) for $4,000,000. The Company paid $3,550,000 at the Close fees of $200,000 and deposited $250,000 in an escrow account, which has subsequently been released.

Targa is a cheese processor and distributor of imported cheeses into Mexico. Its office and distribution center is located in Tijuana, Mexico.

Current assets                                                 $   2,482,524
Property and equipment                                               319,612
Customer relations                                                   290,000
Trade name                                                         1,300,000
Non-compete agreement                                                 70,000
Goodwill                                                           2,567,307
Current liabilities                                               (3,029,443)
                                                               --------------

Total Purchase Price                                           $   4,000,000
                                                               ==============

NOTE  10 - DISCONTINUED OPERATIONS

Grupo Sur On July 10, 2007, pursuant to a Stock Purchase Agreement we purchased during 2008 Grupo Sur, an in store merchandising company. After Nascent closed purchase. Subsequent to the closing of such acquisition, Nascent believed that Grupo Sur began taking actions that were contrary to the Stock Purchase Agreement and the related employment agreements. Our attorneys are pursuing through available channels the return of $1.3million of loans.

On August 8, 2008, Nascent entered into a Settlement Agreement (the "Settlement Agreement"), effective June 30, 2008 (the "Settlement Date"), with Pasani, S.A. de C.V. ("Pasani") and Eco Distributing, LLC. On May 11, 2007, the Company entered into a Stock Purchase Agreement (the "Pasani Purchase Agreement") with Pasani, and the shareholders of Pasani, Alejandro Gutierrez Pederzini ("Mr. Pederzini") and Leticia Gutierrez Pederzini (together with Mr. Pederzini, the "Shareholders"), whereby the Company purchased (the "Acquisition") from the Shareholders 100% of the outstanding capital stock of Pasani ("Pasani Common Stock"), in exchange for issuing a Promissory Note to the Shareholders in the principal amount of USD $1,500,000 (the "Note"). Since the execution of the Pasani Purchase Agreement, $500,000 of the principle of the Note had been paid to the Shareholders. Pursuant to the Settlement Agreement, Nascent has returned the Pasani Common Stock to the Shareholders. In addition, the remaining balance of the Note has been forgiven and the Shareholders have agreed to pay Nascent the following: (i) $500,000 in cash within 180 days of the Settlement Date,$185,000 in additional funds within 180 days of the Settlement Date and
(iii) $312,451.87 in inventory within 180 days of the Settlement Date. In addition, Pasani is obligated to pay Nascent on or before September 30, 2008, $92,259.13 for products delivered to Pasani during July 2008.

The Statement of Operations reflects Pasani, Eco and Grupo Sur are classified as discontinued operations.

                                           Three months ended                 Six months ended
                                                June 30,                           June 30,
                                     -----------------------------      -----------------------------
                                         2008            2007               2008            2007
                                     -------------   -------------      -------------   -------------
                                       Grupo Sur       Grupo Sur          Grupo Sur        Grupo Sur

Revenue                              $   5,696,000              --      $   5,696,000              --
                                     -------------   -------------      -------------   -------------
Net Profit (Loss) from
Discontinued Operations (1)          $  (1,659,000)             --      $  (1,659,000)             --
                                     =============   =============      =============   =============

(1) Includes Impairment Expense      $   2,277,000              --      $  2,277,000               --

                                           Three months ended                 Six months ended
                                                June 30,                          June 30,
                                     -----------------------------      -----------------------------
                                         2008            2007               2008            2007
                                     -------------   -------------      -------------   -------------
                                      Pasani/Eco      Pasani/Eco         Pasani/Eco       Pasani/Eco

Revenue                              $   1,505,000   $   1,136,000      $   4,027,000   $   1,136,000
                                     -------------   -------------      -------------   -------------
Net Profit (Loss) from
Discontinued Operations (1)          $ (3,985,000)   $      55,000      $  (3,927,000)  $      55,000
                                     =============   =============      =============   =============

(1) Includes Impairment Expense      $   4,447,000              --      $   4,447,000              --



NET ASSETS HELD FOR SALE                  Grupo Sur    Pasani- Eco     Total
                                          ----------   ----------   ----------
Cash                                      $  106,840   $  598,609      705,449
Accounts receivable                        2,673,534   $3,532,099    6,205,633
Inventory                                               1,707,851    1,707,851
Prepaid and other current assets             371,237      822,410    1,193,647
Property, plant and equipment,net            370,632       95,272      465,904
                                          ----------   ----------   ----------
Assets held for sale                      $3,522,243   $6,756,241   10,278,484
                                          ==========   ==========   ==========


Accounts payable                          $  528,694   $3,663,266    4,191,960
Accrued expenses                             642,147       11,901      654,048
Accrued interest
Line of credit
Notes payable                                             718,510      718,510
Shareholder loans                                          12,967       12,967

Liabilities related to assets held for    ----------   ----------   ----------
sale                                      $1,170,841   $4,406,644    5,577,485
                                          ==========   ==========   ==========

NOTE 11 - SALE OF PALERMO

On June 30, 2008, the Company sold Palermo to a group headed by the Company's former President. The following table summarizes the calculation of the Gain on the sale of Palermo.

Consideration:

Notes Receivable                                                      $1,000,000
Assumption of liabilities                                                440,000
                                                                      ----------
Total Consideration                                                    1,440,000

Net liability sold                                                     2,832,901
                                                                      ----------
       Gain on Sale                                                   $4,272,912


NOTE 12 - SEGMENT INFORMATION

The Company operates in one reportable business segment. The Company conducts its business through its subsidiaries in the Mexico. The Company has historically disclosed summarized financial information for the geographic area of operations as if they were segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Such summarized financial information concerning the Company's geographical operations is shown in the following tables:

                                                             United States     Mexico
                                                             ---------------------------
Net income (loss) for the three months ended June 30, 2008   $   195,740    $(2,146,084)
Net income (loss) for the six months ended June 30, 2008     $       577    $(1,812,842)
Net income (loss) for the three months ended June 30, 2007   $(1,895,183)   $    (9,411)
Net income (loss) for the six months ended June 30, 2007     $(4,145,952)   $  (515,670)

Long lived assets (net) at June 30, 2008                     $    90,763    $   677,988
Long lived assets (net) at June 30, 2007                     $    68,349    $   343,060

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company has unsecured loans from stockholders totaling $862,500 at June 30, 2008. The loans have various due dates and contain interest rates ranging from 10% to 18%. All loans are due on demand.

On May 3, 2006, the Company acquired the exclusive rights from Piancone Group International, Inc. to market Miller Beer in Baja California, Mexico, in exchange for 17,500,000 shares of our Common Stock. At that time, neither Sandro Piancone nor Piancone Group was an affiliate. Concurrent with the acquisition of these rights, Sandro Piancone became the Company's Chief Executive Officer and a director. In June 2006, the Company acquired substantially all of the assets of Piancone Group in exchange for the issuance of 15,000,000 shares of our Common Stock. Sandro Piancone, Chief Executive Officer and a director of the Company, was the Chief Executive Officer, a director and the controlling stockholder of Piancone Group International, Inc., at the time its assets were acquired by the Company. The Company believes our purchase of Piancone Group's assets was fair and reasonable.

NOTE 14 -COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company maintains its corporate offices in San Diego, California including warehouse space. In addition, it maintains warehouse space and offices in Tijuana, La Paz, Ensenada, Mexicali, Cabo San Lucas, Puerto Penasco and Mazatlan, Mexico. The Company currently has total leases of 212,000 square feet at a cost of $80,000 per month. In 2008, the Company acquired approximately 20 new lease trucks.

The total rent paid in for the six months ended June 30, 2008 was approximately $331,204 and $182,341 for the six months ended June 30, 2007. Future payments on the operating leases are as follows:

2009                                                           $      788,002
2010                                                           $      710,003
2011                                                           $      650,003
2012                                                           $      360,000
Thereafter                                                     $            -
                                                               ---------------
                                                               $    2,508,008

Dividend Contingency
--------------------

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

Contingency To Issue Additional Stock
-------------------------------------


Per the terms of the share purchase agreement completed on June 28, 2007, Nascent Wine Company, Inc. was required to file with the SEC a share registration statement within 60 days of the share sale transaction. Furthermore, a failure by the registrant to perform would result in a 1% of the total shares sold per week penalty in shares, up to a 10% maximum penalty, payable to the investors (discussed elsewhere herein). The company filed the SB-2 to register the shares on November 14, 2007. The Company's potential penalty shares to be issued are approximately 2,818,500 shares. The Company has provided approximately $565,900 for the cost of the issuance of the penalty shares.

Concentration of Sales
----------------------

For the three and six months ended June 30, 2008, the Company does not have an individual customer which would represent a concentration.

LEGAL PROCEEDING

From time to time we are involved with legal proceedings, claims and litigation arising in the ordinary course of business.

Grupo Sur Litigation
--------------------

On July 10, 2007, Nascent and Grupo Sur Promociones de Mexico, S.A. de C.V., a Mexican corporation ("Grupo Sur"), entered into a Stock Purchase Agreement whereby Nascent acquired Grupo Sur. As part of this transaction, Nascent agreed to retain Grupo Sur's three former owners/ managers, all of whom executed employment agreements with Nascent.

After the sale of Grupo Sur to Nascent closed, Nascent believed that Grupo Sur began taking actions that were contrary to the Stock Purchase Agreement and the employment agreements. Grupo Sur responded that Nascent's purchase of Grupo Sur never closed and that Nascent failed to pay a portion of the purchase price due to Grupo Sur under the Stock Purchase Agreement. Grupo Sur asserted that it was terminating the Stock Purchase Agreement or, alternatively, repudiated the Stock Purchase Agreement. Grupo Sur, in taking these positions, has withheld and refused to refund monies that Nascent has paid to it without adequate justification.

Discussions between Nascent's attorneys and attorneys for Grupo Sur have been ongoing as the parties attempt to negotiate a mutually acceptable resolution. Because Grupo Sur has refused to return monies that Nascent paid to it in connection with the acquisition, Nascent filed a lawsuit on August 13, 2008 against Grupo Sur, Gregory Cowal Robbins, Francesca Wright De Cowal and Iliya Petar Zogovic Wright in the United States District Court for the District of Nevada seeking to recover damages for the following claims: breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, unjust enrichment and conversion.

NOTE -15 PRO FORMA STATEMENTS OF OPERATIONS

Pro Forma Statement of operation includes Nascent, Best Beer, IFS and 2007 acquisition of Targa, which was acquired in October 2007.

                                                                                                                    PRO FORMA FOR
                                                                                                                    FOR THE THREE
                                                 As Reported         Discontinued Operations                        MONTHS ENDED
                                                                     Palermo        Pasani         Targa            JUNE 30, 2007
                                                                   ------------------------------------------     ------------------

REVENUE                                                $ 7,800,000   (2,900,000)    (1,100,000)    2,100,000            $ 5,900,000
GROSS PROFIT                                             1,200,000     (300,000)      (300,000)      400,000              1,000,000
INCOME (LOSS) FROM OPERATIONS                           (2,300,000)     234,000         56,000       100,000             (2,166,000)
OTHER INCOME (EXPENSE)                                     400,000                                         -                400,000
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                             (234,000)        56,000                             (178,000)
                                                 ------------------------------------------------------------     ------------------
NET GAIN (LOSS)                                        $ 2,700,000     (234,000)        56,000       100,000            $ 2,622,000
                                                 ============================================================     ==================


                                                                                                                    PRO FORMA FOR
                                                                                                                     FOR THE SIX
                                                 As Reported         Discontinued Operations                        MONTHS ENDED
                                                                     Palermo        Pasani         Targa            JUNE 30, 2007
                                                                   ------------------------------------------     ------------------

REVENUE                                               $ 12,900,000   (5,800,000)    (1,100,000)    4,100,000             10,100,000
GROSS PROFIT                                             2,200,000     (700,000)      (300,000)      700,000              1,900,000
INCOME (LOSS) FROM OPERATIONS                            2,900,000      242,000         56,000       100,000              3,186,000
OTHER INCOME (EXPENSE)                                   1,000,000
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                       -     (242,000)        56,000                             (186,000)
                                                 ------------------------------------------------------------     ------------------
NET GAIN (LOSS)                                       $  3,900,000     (242,000)        56,000       600,000              3,002,000
                                                 ============================================================     ==================

NOTE -16 SUBSEQUENT EVENTS

Effective August 1, 2008, Nascent entered into an employment agreement with Sandro Piancone, Nascent's Chief Executive Officer for an initial term through July 31, 2012 with automatic annual renewals for an additional five years. Pursuant to the terms of Mr. Piancone's employment agreement, he will receive an annual base salary of $150,000. A copy of Mr. Piancone's employment agreement is attached to this Quarterly Report as Exhibit 10.1.

On August 8, 2008, Nascent entered into a Settlement Agreement (the "Settlement Agreement"), effective June 30, 2008 (the "Settlement Date"), with Pasani, S.A. de C.V. ("Pasani") and Eco Distributing, LLC. On May 11, 2007, the Company entered into a Stock Purchase Agreement (the "Pasani Purchase Agreement") with Pasani, and the shareholders of Pasani, Alejandro Gutierrez Pederzini ("Mr. Pederzini") and Leticia Gutierrez Pederzini (together with Mr. Pederzini, the "Shareholders"), whereby the Company purchased (the "Acquisition") from the Shareholders 100% of the outstanding capital stock of Pasani ("Pasani Common Stock"), in exchange for issuing a Promissory Note to the Shareholders in the principal amount of USD $1,500,000 (the "Note"). Since the execution of the Pasani Purchase Agreement, $500,000 of the principle of the Note had been paid to the Shareholders. Pursuant to the Settlement Agreement, Nascent has returned the Pasani Common Stock to the Shareholders. In addition, the remaining balance of the Note has been forgiven and the Shareholders have agreed to pay Nascent the following: (i) $500,000 in cash within 180 days of the Settlement Date,$185,000 in additional funds within 180 days of the Settlement Date and
(iii) $312,451.87 in inventory within 180 days of the Settlement Date. In addition, Pasani is obligated to pay Nascent on or before September 30, 2008, $92,259.13 for products delivered to Pasani during July 2008.

Effective August 14, 2008, Nascent entered into an employment agreement with Peter V. White, Nascent's Chief Financial Officer for an initial term through July 31, 2010 with automatic annual renewals for an additional two years. Pursuant to the terms of Mr. White's employment agreement, he will receive an annual base salary of $150,000. A copy of Mr. White's employment agreement is attached to this Quarterly Report as Exhibit 10.2.

On June 28,2008 Nascent's Board of Directors ratified the Company's 2008 Stock Option Plan (the "Plan"). A copy of the Plan is attached to this Quarterly Report as Exhibit 4.1

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
The following discussion should be read in conjunction with the historical consolidated financial statements and the related notes and the other financial information included the Company's the Annual Report on Form 10-KSB for the year Ended December 31, 2007. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors

We were incorporated in Nevada in December 2002 as a wine distribution company. In April 2006, we acquired the right to distribute Miller beer in Baja California.

Nascent Wine Company, Inc. is the only broad line nationwide distributor of imported food and beverage products in Mexico. Operating from 11 distribution centers in Mexico and the US. The company markets and distributes over 2300 national and proprietary brand food and non food items to more than 2,000 customers throughout Mexico.

Nascent currently services over 8,000 sales points including supermarkets, convenience stores and traditional foodservice accounts including Wal-mart, Costco, Soriana, Comercial Mexicana, Casa Ley, AMPM, 7-Eleven, OXXO and more.

Nascent has the exclusive right to distribute Miller beer in Baja California.

We also distribute a full line of frozen foods, such as ice cream, frozen dinners, meats, ice cream and desserts, and a full line of canned and dry goods, fresh meats and imported specialties. We also distribute a wide variety of food-related items such as disposable napkins, plates and cups.

Business strategy:

The primary component of our business strategy involves the establishment of a nationwide footprint in Mexico. We will attempt to accomplish this by attempting to acquire the most profitable and well positioned distributors in Mexico. We also plan to obtain exclusive distribution rights to desirable and recognizable products to command higher operating margins and to use technology to leverage our operations and absorb acquisitions.

Mexico Market overview:

The population of Mexico is in excess of 110 million people and the country has a Gross Domestic Product of more than $1 trillion dollars. The foodservice industry in Mexico is a $46 billion "industry and is fragmented" foodservice; as the industry is serviced by 25,000 small to medium food service distributors. Furthermore, the foodservice industry in Mexico carries higher margins than US foodservice distribution. In Mexico the margins generally range from 25-40% while the US foodservice industry margins tend to fall between 10-15%.

RECENT EVENTS

Our sales have increased by 52% from last year. The Company has also opened two new warehouses since last year and has received certification from the California Milk Board to use the "Real Cheese" logo on its private label "Nery's" cheese products.

During May 2008, Nascent became the exclusive distributor for Fusion Energy Drink in Mexico. During May 2008 Nascent signed an agreement to distribute Rockstar Energy drinks in Mexico. During the second quarter, Nascent announced a plan to review its growth strategy and on June 30, Nascent sold Palermo Italian Foods, LLC ("Palermo") to a group of investors headed by Palermo's President, Victor Petrone, who is also President and a director of Nascent. As of July 31, 2008, Nascent completed the unwinding of its purchase of Pasani pursuant to a Settlement Agreement which is attached to this Form 10-Q as Exhibit 10.1.

 At June 30, 2008, the Company recorded the Salesale of Palermo and the classification of Grupo Sur, Pasani and Eco as discontinued operations.

(thousands)

                                              For the Three Months Ended June 30,
                                             -------------------------------------             Inc/Dec
                                                          (unaudited)                            over
                                                2008                      2007                   2007
                                             ------------             ------------           ------------
REVENUE                                      $     6,452   100.0      $     3,670     100    $     2,782     43.1
COST OF REVENUE                                    6,843   106.1            3,108    84.7          3,735     57.9
                                             --------------------     --------------------   ---------------------

GROSS PROFIT                                        (390)   (6.1)             562    15.3           (953)   (14.8)

OPERATING EXPENSES:

Distribution                                         512     7.9              188     5.1            325      5.0
Sales and Marketing                                  200     3.1              243     6.6            (43)    (0.7)
General and Administrative                         1,614    25.0            1,520    41.4             95      1.5
Depreciation                                         389     6.0               14     0.4            375      5.8
Amortization                                          38     0.6              710    19.3           (672)   (10.4)
Intangible Impairments                            5,341    82.8                0       -          5,341     82.8
                                             --------------------     --------------------   ---------------------
TOTAL OPERATING EXPENSES                           8,094   125.4            2,674    72.9          5,420     84.0

 LOSS FROM OPERATIONS                             (8,484) (131.5)          (2,112)  (57.5)        (6,372)   (98.8)

OTHER INCOME (EXPENSE)
Interest Income                                    2,415     0.0                3     0.1           (596)    (0.0)
Interest Expense                                    (223)   (3.5)            (408)  (11.1)           185      2.9
Warrants interest repacture                          442     6.9                -       -            442      6.9
Other Income (Expense), net                       (1,983)  (30.7)               -       -         (1,983)   (30.7)
                                             --------------------     --------------------   ---------------------
TOTAL INCOME (EXPENSE)                            (1,762)  (27.3)            (405)  (11.0)        (1,356)   (21.0)

LOSS FROM CONTINUING OPERATIONS                  (10,246) (158.8)          (2,517)  (68.6)        (7,729)  (119.8)
BEFORE PROVISION FOR INCOME TAXES

PROVISION FOR INCOME TAX                               -                        -                      -
                                             --------------------     --------------------   ---------------------
LOSS FROM CONTINUING OPERATIONS                  (10,246) (158.8)          (2,517)  (68.6)        (7,729)  (119.8)

DISCONTINUED OPERATIONS
Income (loss) from Operations                        208     3.2              179     4.9             29      0.5
Impairment of Intangibles                         (1,448)  (22.4)                                 (1,448)   (22.4)
Gain On Sale of Palermo                            4,273    66.2                                   4,273     66.2
                                             --------------------     --------------------   ---------------------
Income (loss) from discontinued operations         3,032                      179     4.9          2,854     44.2

                                             --------------------     --------------------   ---------------------
Net  (Loss)                                  $    (7,214) (111.8)     $    (2,339)  (63.7)   $    (4,875)   (75.6)
                                             ====================     =====================  =====================





                                                For the Six Months Ended June 30,
                                             -------------------------------------             Inc/Dec
                                                          (unaudited)                            over
                                                2008                      2007                   2007
                                             ------------             ------------           ------------

REVENUE                                      $    12,412   100.0      $     5,944     100    $     6,469     52.1
COST OF REVENUE                                   11,605    93.5            4,879    39.3          6,726     54.2
                                             --------------------     --------------------   ---------------------
                                                                                                       -
GROSS PROFIT                                         807     6.5            1,064     8.6           (257)    (2.1)

OPERATING EXPENSES:

Distribution                                         923     7.4              283     2.3            640      5.2
Sales and Marketing                                  450     3.6              339     2.7            112      0.9
General and Administrative                         2,372    19.1            2,182    17.6            191      1.5
Depreciation                                         589     4.7               27     0.2            562      4.5
Amortizating                                         165     1.3              926     7.5           (762)    (6.1)
Intangible Impairements                            5,341    43.0                0       -          5,341     43.0
                                             --------------------     --------------------   ---------------------
TOTAL OPERATING EXPENSES                           9,841    79.3            3,757    30.3          6,084     49.0

 LOSS FROM OPERATIONS                             (9,034)  (72.8)          (2,693)  (21.7)        (6,341)   (51.1)
                                                                                                              0.0

OTHER INCOME (EXPENSE)                                                                  -              -      0.0
Interest Income                                    6,021     0.0            6,052     0.0            (31)    (0.0)
Interest Expense                                    (328)   (2.6)            (956)   (7.7)           629      5.1
Warrants interest repacture                          884     7.1                -       -            884      7.1
Other Income (Expense), net                       (1,823)  (14.7)               -       -         (1,823)   (14.7)
                                             --------------------     --------------------   ---------------------
Total income (expense)                            (1,261)  (10.2)            (950)   (7.7)          (311)    (2.5)

LOSS FROM CONTINUING OPERATIONS                  (10,295)  (82.9)          (3,643)  (29.3)        (6,652)   (53.6)
BEFORE PROVISION FOR INCOME TAXES

PROVISION FOR INCOME TAX                               -       -                -       -              -        -
                                             --------------------     --------------------   ---------------------
LOSS FROM CONTINUING OPERATIONS                  (10,295)  (82.9)          (3,643)  (29.3)        (6,652)   (53.6)

DISCONTINUED OPERATIONS
Income (loss) from Operations                        266     2.1             (187)   (1.5)           452      3.6
Impairment of Intangibles                         (1,448)  (11.7)                                 (1,448)   (11.7)
Gain On Sale of Palermo                            4,273    34.4                                    4,273     34.4
                                             --------------------     --------------------   ---------------------
 (LOSS) FROM DISCONTINUED OPERATIONS               3,090)   24.9             (187)   (1.5)         3,277     26.4

                                             --------------------     --------------------   ---------------------
NET (LOSS)                                   $    (7,204)  (58.0)     $    (3,830)  (30.9)   $    (3,375)   (27.2)
                                             ====================     ====================   =====================

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

RESULTS OF OPERATIONS:

Results of Operations

Comparison of the 2008 to 2007

Total revenues from continuing operations for the six month period ended June 30, 2008 were $12,412,000as compared to $5,943,000 during the six month period ended June 30, 2007, representing a 52% increase The increase principally due the acquisition of Targa in the fourth quarter of 2007.

Total Operating Expenses

Total operating expenses in the 2008 for the six months ended June 30, 2008 were $9,840,000 as compared to $3,757,000 for the same in 2007 representing a 30 % increase. The increase in total operating expenses is primarily attributable Targa, $5,340,000 of impairment and Targa.

Other Income (Expense) in the 2008 for the six months ended June 30, 2008 was $1,983,000,000 included reserve s and management fees from discontinued operation.

Net Income (Loss)

Net loss for the 2008 was $7,214,000 as compared to net loss of $2,339,000 for the 2007, a 75% increase. Loss from continuing operations for the 2008 was $10,246,000 as compared to loss from continuing operations for the 2007 ($2,517,000), an increase greater than 100%. The Company had $3,090,100 income from discontinued operations in the three months ended June 30, 2008. compared to ($186,751) in the 2007 Second Quarter. The increase in the 2008 Second Quarter was primarily attributable to sale of Palermo.

Sale of Palermo:

During the second quarter ended June30, 2008, Nascent's Board of Directors and Senior Management undertook the review of its strategic focus. The Board, also, reviewed the fit of the subsidiaries in conjunction with the strategy and concluded Nascent was veering from its initial goal of identifying and securing brands, purchasing food products globally and distributing these products into Mexico. It was decided to diverse Palermo our Italian food distributor serving for the most party southern Florida. The southern Florida is highly completive . We decided not to continue deploy our recourses in a location that did not fit our core focus - Mexico or fight in a highly completive market place . The decision was made to sell Palermo. Mr. Petrone the former President of Nascent from a team `AIP, Inc' purchase Palermo. The purchase price was a one year interesting bearing 12% note for a $1,000,000 the assumption of approximately $800,000 of liabilities and a 15% interest in AIP. The gain is approximately $4,000,000 details included elsewhere herein.

DISCONTINUED OPERATIONS

Grupo Sur On July 10, 2007, pursuant to a Stock Purchase Agreement we purchased during 2008 Grupo Sur, an in store merchandising company. After Nascent closed purchase. Subsequent to the closing of such acquisition, Nascent believed that Grupo Sur began taking actions that were contrary to the Stock Purchase Agreement and the related employment agreements. Our attorneys are pursuing through available channels the return of $1.3million of loans.

On August 8, 2008, Nascent entered into a Settlement Agreement (the "Settlement Agreement"), effective June 30, 2008 (the "Settlement Date"), with Pasani, S.A. de C.V. ("Pasani") and Eco Distributing, LLC. On May 11, 2007, the Company entered into a Stock Purchase Agreement (the "Pasani Purchase Agreement") with Pasani, and the shareholders of Pasani, Alejandro Gutierrez Pederzini ("Mr. Pederzini") and Leticia Gutierrez Pederzini (together with Mr. Pederzini, the "Shareholders"), whereby the Company purchased (the "Acquisition") from the Shareholders 100% of the outstanding capital stock of Pasani ("Pasani Common Stock"), in exchange for issuing a Promissory Note to the Shareholders in the principal amount of USD $1,500,000 (the "Note"). Since the execution of the Pasani Purchase Agreement, $500,000 of the principle of the Note had been paid to the Shareholders. Pursuant to the Settlement Agreement, Nascent has returned the Pasani Common Stock to the Shareholders. In addition, the remaining balance of the Note has been forgiven and the Shareholders have agreed to pay Nascent the following: (i) $500,000 in cash within 180 days of the Settlement Date,$185,000 in additional funds within 180 days of the Settlement Date and
(iii) $312,451.87 in inventory within 180 days of the Settlement Date. In addition, Pasani is obligated to pay Nascent on or before September 30, 2008, $92,259.13 for products delivered to Pasani during July 2008.

The Statement of Operations reflects the sale of Palermo and, Pasani, Eco and Grupo Sur classification and such subsidiaries are classified as discontinued operations.

Pasani and Eco:

The Statement of Operations reflects the sale of Palermo and Pasani Eco and Grupo Sur classification as discontinued operations.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED

     o        NET LOSS                                     $7.2 million

     o        LOSS FROM OPERATION                          $10.2million

 INCLUDES:

     o        Write down of Inventory      $0.7 million
     o        Reserve for Bad Debts        $0,4 million
     o        Reserve for Notes            $1.3 million
     o        Managements Fees -           $1.0 million
     o        Impairment of intangibles    $5.3 million
         Total One time adjustments        $8.7 million

Adjusted Loss from Operations for the six month ended June 30,2008 is $1.5 million.

RESULTS FROM DISCONTINED OPERATIONS

     o        NET INCOME                                  $3.0 million

INCLUDES:

     o        Income from discontinued operations         $0.3 million
     o        Impairment                                  $1.4 million
     o        Gain on Sale                                $4.3 million

The Company is in a restart mode having completed cathartic quarter ended June 30, 2008, including selling Palermo and classifying Pasani, Eco-Pac and Grupo Sur in the

The major contributor to the $1.5 million adjusted loss from operations is the effects of not having in place a line of credit. Without a line of credit we are constrained in the purchase of inventory which creates adverse effects on revenue.



EBITDA

                              Three months ended June 30,                          Six months ended June 30,
                              ---------------------------                          -------------------------
                              2008                 2007                         2008                         2007
                              ----                 ----                         ----                         ----

Loss from  operations       $10,800,000           $2,500,000                  $10,900,000                  $(3,600,000)
                         ---------------     ----------------             ----------------             ----------------

Adjustments

Add:

Targa                                                100,000                                                   600,000
Management Fees               1,000,000                                         1,000,000
Reserve Loans                 1,300,000                                         1,300,000
Impairment                    5,300,000                                         5,300,000
Depreciation                     40,000               14,000                      165,000                       27,000
Amortization                    400,000              700,000                      600,000                      900,000
                         ---------------     ----------------             ----------------             ----------------
                              8,040,000              814,000                    8,365,000                    1,527,000
                         ---------------     ----------------             ----------------             ----------------
EBITDA - (deficit)           (2,760,000)          (1,686,000)                  (2,535,000)                  (2,073,000)
                         ===============     ================             ================             ================

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

CASH FLOW

Cash used in operations of $ results for the most from an increase in accounts receivable and inventory supporting the ramp-up of sales offset in part by an increase in accounts payable.

Cash provided by financing activities of $1,078,404 results from notes payable of $875,148 and an increase in Shareholders $ 203,419.

The Current Assets and Liabilities have been restated to reflect the sale of Palermo and the classicization of Pasani, Eco and Grupo Sur as assets and liabilities held for sale.


WORKING CAPITAL ANALYSIS
(in thousands)
                                         June 30,        December 31,
                                           2008              2007             Increase
                                      ---------------    --------------    ---------------
Current Assets:

Cash                                  $          892     $         961     $           0
Accounts Receivable                            2,887             3,879               (991)
Inventory                                      2,065             2,693               (628)
Prepaid                                        1,640               701                939
                                      ---------------    --------------    ---------------
Total Current Assets                           7,485             8,233               (479)
                                      ---------------    --------------    ---------------

Current Liabilities:

Accounts Payable                      $        2,071     $       2,620     $         (550)
Accrued Liabilities                            2,015             1,174                841
Accrued Interest                                 468               279                188
Line credit                                       48                -                   48
Notes Payable                                  1,589                48              1,541
Shareholders Loans                               863               630                233
                                      ---------------    --------------    ---------------
Total Current Liabilities                      7,053             4,752              2,301
                                      ---------------    --------------    ---------------
Working Capital  (Deficit)            $          432     $       3,481     $       (3,049)
                                      ===============    ==============    ===============

Working Capital of $430,000 as of June 30 2008, reflects a decrease of $3,000,000 restated for assets held for sale as of December 31, 2007. Current assets decreased $ $480,00 resulting principally for $900,000 decrease in accounts receivable and a $620,000 decrease in inventory . Current liabilities increased $2,300,000 resulting from increased accrued liabilities notes payable and shareholders loans.

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

On May 14, 2008, Mr. James E. Buckman and Mr. Yehuda "Mitch" Wolf resigned from the board of directors of the Company effective immediately. Messrs. Buckman and Wolf informed us that they were resigning in order to avoid the possibility of any conflict of interest due to the fact that the we recently commenced discussions with York Capital Management ("York") regarding a possible transaction between the parties. Messrs. Buckman and Wolf are employed by York and were appointed to the Nascent's board of directors in connection with York's investment in the Company,

On July 31, 2008 we entered into a settlement agreement with the Sellers of Pasani and Eco-Pac to unwind the purchase agreement. During the remainder of 2008 we will receive payments for products we sold during the tern of the purchase, as well as, refunds of loans we made to Pasani during the relationship. We will receive approximately $1.1 million over the six months commencing June 30, 2008.

On July 10, 2007, Nascent and Grupo Sur Promociones de Mexico, S.A. de C.V., a Mexican corporation ("Grupo Sur"), entered into a Stock Purchase Agreement whereby Nascent acquired Grupo Sur. As part of this transaction, Nascent agreed to retain Grupo Sur's three former owners/ managers, all of whom executed employment agreements with Nascent.

After the sale of Grupo Sur to Nascent closed, Nascent believed that Grupo Sur began taking actions that were contrary to the Stock Purchase Agreement and the employment agreements. Grupo Sur responded that Nascent's purchase of Grupo Sur never closed and that Nascent failed to pay a portion of the purchase price due to Grupo Sur under the Stock Purchase Agreement. Grupo Sur asserted that it was terminating the Stock Purchase Agreement or, alternatively, repudiated the Stock Purchase Agreement. Grupo Sur, in taking these positions, has withheld and refused to refund monies that Nascent has paid to it without adequate justification.

Discussions between Nascent's attorneys and attorneys for Grupo Sur have been ongoing as the parties attempt to negotiate a mutually acceptable resolution. Because Grupo Sur has refused to return monies that Nascent paid to it in connection with the acquisition, Nascent filed a lawsuit on August 13, 2008 against Grupo Sur, Gregory Cowal Robbins, Francesca Wright De Cowal and Iliya Petar Zogovic Wright in the United States District Court for the District of Nevada seeking to recover damages for the following claims: breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, unjust enrichment and conversion

On August 5, 2008, Nascent Wine Company, Inc. (the "Company") was granted an extension until October 14, 2008 to pay in full loan (the "Cyril Loan") payable to Cyril Capital, LLC ("Cyril") pursuant to a loan agreement (the "Loan Agreement") in the principal amount of $500,000 plus interest, that was originally due on August 14, 2008. Cyril agreed to such extension in exchange for a fee in the amount of $20,000.

We are in discussions with several sources of financing including short and long tern debt as well as equity. However, there can be no assurance that any equity or debt financing will be available to us to satisfy either obligation. Our short requirements are $1 million to pay the Cyril loan and working capital.

INFLATION/ENERGY

We believe that the recent significant increase in energy has had a negative effect on our margins . We are able to pass on some of the increased commodity costs in certain circumstances, however, for the most part we are absorbing these increased commodity costs resulting from the energy costs. .

CONTACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at June and the effects we expect such obligations to have on liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS

                                                                       PAYMENTS DUE BY PERIOD
                                                                           (IN THOUSANDS)
                                         ------------------------------------------------------------------------------------------
                                          TOTAL            LESS THAN            2-3                 3-5               MORE THAN
                                                            1 YEAR             YEARS               YEARS               5 YEARS

Debt obligations  (1)                    $ 2,499,209       $ 2,499,209        $       -           $       -            $       -

Operating leases                         $ 2,508,009       $   788,003        $ 710,003           $ 650,003            $ 360,000

Item 3. QUANTITATIVE AND QUALITATIVES DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in foreign currency exchange rates. We purchase some of our inventory offshore from suppliers who require payment in Euros. Additionally, a certain amount of our domestic inventory purchases are commodity priced and are subject to the volatility in pricing Our Mexican subsidiaries purchase a portion of inventory from suppliers who require payment in U.S. Dollars..

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act.") pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures are designed to provide assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that is intended to allow timely decisions regarding required disclosures.

As a result of this evaluation and recognizing the material weaknesses that we identified in our Annual Report on Form 10-KSB for the year ended December 31, 2007. In making this determination, we took into account the remedial actions that we are taking or planning to take with respect to these material weaknesses.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

Since we originally identified those material weaknesses in connection with the preparation of our financial statements for the period ended December 31, 2007, we have been working to identify and remedy the causes of the problems that led to the existence of those material weaknesses, and we believe that:

         o we identified the primary causes of and appropriate remedial actions for these problems;

         o we have, except as otherwise noted below and subject to the completion of testing that we are conducting and plan to complete as of December 31, 2008, remedied substantially all of these material weaknesses; and

         o we are continuing to implement additional appropriate corrective measures to enable us to determine that those material weaknesses have been fully remedied.

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

The remedial actions that we have taken to remedy these material weaknesses may be regarded as material changes in our internal control over financial reporting that have occurred since December 31, 2007. Due, among other things, to the difficulties that we experienced in preparing timely financial statements. Those changes include the following:

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time we are involved with legal proceedings, claims and litigation arising in the ordinary course of business On July 10, 2007, Nascent and Grupo Sur Promociones de Mexico, S.A. de C.V., a Mexican corporation ("Grupo Sur"), entered into a Stock Purchase Agreement whereby Nascent acquired Grupo Sur. As part of this transaction, Nascent agreed to retain Grupo Sur's three former owners/ managers, all of whom executed employment agreements with Nascent.

After the sale of Grupo Sur to Nascent closed, Nascent believed that Grupo Sur began taking actions that were contrary to the Stock Purchase Agreement and the employment agreements. Grupo Sur responded that Nascent's purchase of Grupo Sur never closed and that Nascent failed to pay a portion of the purchase price due to Grupo Sur under the Stock Purchase Agreement. Grupo Sur asserted that it was terminating the Stock Purchase Agreement or, alternatively, repudiated the Stock Purchase Agreement. Grupo Sur, in taking these positions, has withheld and refused to refund monies that Nascent has paid to it without adequate justification.

Discussions between Nascent's attorneys and attorneys for Grupo Sur have been ongoing as the parties attempt to negotiate a mutually acceptable resolution. Because Grupo Sur has refused to return monies that Nascent paid to it in connection with the acquisition, Nascent filed a lawsuit on August 13, 2008 against Grupo Sur, Gregory Cowal Robbins, Francesca Wright De Cowal and Iliya Petar Zogovic Wright in the United States District Court for the District of Nevada seeking to recover damages for the following claims: breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, unjust enrichment and conversion.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2007

Item 3. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 324,431 of shares of Common Stock Par Value $0.001. 6,250 was issued pursuant to penalty shares discussed elsewhere here in and 318,181 shares of Common Stock Par Value $0.001 as payment for consulting fees.

Item 4. DEFAULTS ON SENIOR SECURITIES

NONE

Item 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

Item 6. OTHER INFORMATION

NONE

Item 7.

(a)   Exhibits

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit No.   Description
-----------   -----------

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit 32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                              Nascent Wine Company, Inc.



Dated: August 14, 2008                      By:   /s/ Sandro Piancone
                                                  ------------------------------
                                                  Sandro Piancone
                                                  Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sandro Piancone             Chief Executive Officer   Date: August 14,, 2008
--------------------------      and Director
Sandro Piancone

/s/ Peter V. White              Chief Financial Officer,   Date: August 14, 2008
--------------------------      Treasurer and Director
Peter V. White