Form 10-Q/A
period 2008-06-30
Nascent Wine Company, Inc.
filed 2008-08-19
CIK 1310213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
(Mark One)

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

         Large accelerated filer [ ]                  Accelerated filer [ ]
         Non-accelerated filer   [ ]          Smaller reporting company [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes [ ] No [X]

         The number of shares of Common Stock outstanding as of August 14, 2008 was 84,749,969

         EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-Q/A to Nascent Wine Company, Inc. (the "Company" or the "Registrant") Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the "Original Filing"), which was filed with the Securities and Exchange Commission on August 14, 20087, is being filed to amend or include certain exhibits contained in Item 7.

         Except for the amendments described above, this Form 10-Q/A does not modify or update other disclosures in, or exhibits to, the Original Filing.


         Item 7.


         Exhibits

         The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

         Exhibit No.   Description
         -----------   -----------

         Exhibit 4.1   The Company's 2008 Long-Term Incentive Compensation Plan

         Exhibit 10.1 Employment Agreement dated August 14, 2008 by and between the Company and Sandro Piancone

         Exhibit 10.2  Settlement Agreement dated August 8, 2008

         Exhibit 10.3 Employment Agreement dated August 14, 2008 by and between the Company and Peter White

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                           NASCENT WINE COMPANY, INC.


Dated: August __, 2008                     By: /s/ Sandro Piancone
                                               ---------------------------------
                                               Sandro Piancone
                                               Chief Executive Officer


Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sandro Piancone            Chief Executive Officer     Date: August __, 2008
-------------------------      and Director
Sandro Piancone


/s/ Peter V. White             Chief Financial Officer,    Date: August __, 2008
-------------------------      Treasurer and Director
Peter V. White