Form 10-Q
period 2008-09-30
Nascent Wine Company, Inc.
filed 2008-11-14
CIK 1310213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: September 30, 2008

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*

                                 Yes [x] No [_]

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

Large accelerated filer [_]  Accelerated filer [_]

Non-accelerated filer   [_]  (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes [ ] No [X]

As of November 10 2008, there were 87,552,190 shares of common stock outstanding.

* Excludes filings on Form 8-K as provided in Rule 144(c)(1) under the Securities Act of 1933, as amended.

                   NASCENT WINE COMPANY, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements                                                 3

          Unaudited Financial Statements                                       3

          Consolidated Balance Sheets                                          3

          Consolidated Statements of Operations                                4

          Consolidated Statements of Stockholders' Equity                      5

          Consolidated Statements of Cash Flows                                6

          Notes to Financial Statements                                        8

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               23

Item 3.   Quantitative and Qualitative Disclosure About Market Risk           30

Item 4T.  Controls and Procedures                                             31

PART II - Other Information

Item 1.   Legal Proceedings                                                   33

Item 1A.  Risk Factors                                                        33

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         33

Item 3.   Defaults Upon Senior Securities                                     33

Item 4.   Submission of Matters to a Vote of Security Holders                 33

Item 5.   Other Information                                                   33

Item 6.   Exhibits                                                            33

                           FORWARD LOOKING STATEMENTS

This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future -- including statements relating to volume growth, availability of future financing, and statements expressing general views about future operating results -- are forward-looking statements. Management believes that these forward-looking statements are reasonable as of the time when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date made. Our company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2007, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Item 1.
PART I - FINANCIAL INFORMATION


                            NASCENT WINE COMPANY, INC. AND SUBSIDIARIES
                                     Consolidated Balance Sheets
                                             (Unaudited)

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   2008             2007
                                                               ------------    ------------
                     ASSETS

CURRENT ASSETS
Cash                                                           $    715,434    $    961,243
Accounts receivable (net of allowance of $916,745 at
    September 30, 2008 and $ 547,290 December 31, 2007)           2,609,464       3,878,522
Inventory (net of reserve of $78,770 at September 30, 2008        2,193,886       2,693,029
    and  0 at December 31, 2007)
Prepaid and other current assets                                  1,380,201         694,145
Notes Receivable                                                  1,544,066       4,726,545
Assets held for sale                                              3,522,243      15,559,121
                                                               ------------    ------------

           TOTAL CURRENT ASSETS                                  11,965,294      28,512,605

Property and equipment,net                                          708,713         736,635

Amortizable intangible assets, net                               11,796,222      13,166,621
Goodwill                                                          2,567,307       7,480,565
Other noncurrent assets                                              76,503           6,500
                                                               ------------    ------------

           TOTAL ASSETS                                        $ 27,114,039    $ 49,902,926
                                                               ============    ============


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit                                                 $     49,036    $         --
Accounts payable                                                  3,213,393       2,620,420
Accrued expenses                                                    458,101       1,149,148
Accrued interest                                                    195,203         279,351
Notes payable                                                     1,661,588          73,133
Shareholder loans                                                        --       8,000,000
Acquisition loans                                                   862,500         630,000
Liabilities related to assets held for sale                       2,470,841       4,142,782
                                                               ------------    ------------

           TOTAL CURRENT LIABILITIES                              8,910,662      16,894,834

Contingencies and Commitments                                  $         --    $         --

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 authorized:
 Series A convertible preferred stock, $.001 par value,
  1,875,000 shares issued and outstanding at
  September 30, 2008 and December 31, 2007                            1,875           1,875
 Series B convertible preferred stock, $.001 par value,
  375,000 shares issued and outstanding
  at September 30, 2008 and December 31, 2007                           375             375

Common stock, $0.001 par value: 195,000,000 shares                   87,362          84,426
  authorized, 87,362,245 shares issued and outstanding
  at September 30, 2008 and 84,425,538 at December 31, 2007,
  respectively.
Additional paid-in capital                                       43,055,456      44,351,978
Accumulated other comprehensive income                               44,671          32,447
Accumulated Deficit                                             (24,986,362)    (11,463,009)
                                                               ------------    ------------

           TOTAL STOCKHOLDERS' EQUITY                            18,203,377      33,008,092

                                                               ------------    ------------
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $ 27,114,039    $ 49,902,926
                                                               ============    ============


                     See accompanying notes to Consolidated Financial Statements





                                      NASCENT WINE COMPANY, INC. AND SUBSIDIARIES
                                          Consolidated Statement of Operations
                                                       (Unaudited)


                                                   FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                -------------------------------       -------------------------------
                                                SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                    2008               2007               2008               2007
                                                ------------       ------------       ------------       ------------

NET REVENUES                                    $  4,095,127       $  2,105,813       $ 14,823,165       $  8,049,385
COST OF REVENUE                                    3,188,857          1,931,008         13,109,618          6,810,224
                                                ------------       ------------       ------------       ------------

GROSS PROFIT                                         906,270            174,805          1,713,547          1,239,161

OPERATING EXPENSES
Distribution                                         609,808            109,596          1,532,636            409,615
Sales and Marketing                                  116,769            113,645            567,103            452,429
General and Administrative                         1,135,806            458,879          3,505,580          3,188,596
Depreciation                                          37,258             15,058            107,923             42,017
Amortization                                         259,081            325,834            942,619            687,293
Intangible Impairments                                    --                 --          5,341,036                 --
                                                ------------       ------------       ------------       ------------

TOTAL OPERATING EXPENSES                           2,158,722          1,023,012         11,996,897          4,779,950

 LOSS FROM OPERATIONS                             (1,252,452)          (848,207)       (10,283,350)        (3,540,789)

OTHER INCOME (EXPENSE)
Interest Income                                       24,037              2,961             30,058              9,014
Interest Expense                                    (122,526)          (428,208)          (450,326)        (1,383,534)
Warrant Interest Recapture                           442,068         (1,460,300)         1,326,204         (1,460,300)
Other income (expense),net                        (1,786,663)                --         (1,624,577)                --
                                                ------------       ------------       ------------       ------------
TOTAL OTHER INCOME (EXPENSE)                      (1,443,084)        (1,885,547)          (718,641)        (2,834,820)

LOSS FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR INCOME TAXES                 (2,695,536)        (2,733,754)       (11,001,991)        (6,375,609)

PROVISION FOR INCOME TAXES                             1,100                 --              1,100                 --
                                                ------------       ------------       ------------       ------------

LOSS FROM CONTINUING OPERATIONS                   (2,696,636)        (2,733,754)       (11,003,091)        (6,375,609)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS        (3,624,916)           158,255         (2,520,261)           (28,496)

                                                ------------       ------------       ------------       ------------
NET LOSS                                        $ (6,321,552)      $ (2,575,499)      $(13,523,352)      $ (6,404,105)
                                                ============       ============       ============       ============

BASIC EARNING PER SHARE
  Continuing Operations                         $      (0.03)      $      (0.08)      $      (0.13)      $      (0.10)
                                                ============       ============       ============       ============
  Discontinued Operations                       $      (0.04)      $       0.00       $      (0.03)      $      (0.00)
                                                ============       ============       ============       ============

Weighted-average Shares Outstanding               84,664,970         35,000,000         84,664,970         63,266,449


DILUTED EARNINGS PER SHARE
  Continuing Operations                         $      (0.03)      $      (0.08)      $      (0.13)      $      (0.10)
                                                ============       ============       ============       ============
  Discontinued Operations                       $      (0.04)      $       0.00       $      (0.03)      $      (0.00)
                                                ============       ============       ============       ============

Weighted-average Shares Outstanding               84,664,970         35,000,000         84,664,970         63,266,449



                               See accompanying notes to Consolidated Financial Statements




                                           NASCENT WINE COMPANY, INC. AND SUBSIDIARIES
                                          Consolidated Statement of Stockholders' Equity


                                                                                                                           TOTAL
                                PREFERRED SHARES       COMMON SHARES                                                   STOCKHOLDERS'
                               ------------------  ---------------------  ADDITIONAL            COMPREN-                ACCUMULATED
                                         Par Value             Par Value   PAID-IN  SUBSCRIBED  HENSIVE     INCOME        EQUITY
                                Shares    $0.001     Shares     $0.001     CAPITAL     STOCK     INCOME    (DEFICIT)    (DEFICIT)
                               ------------------  -------------------------------- ----------- -------- ------------ -------------

Balance December 31, 2006                          52,050,000  $ 52,050 $16,314,477 $ 2,334,727 $   (15) $ (2,056,904) $ 16,644,335
                                                                                                                                  -
Preferred shares issued for    2,250,000   2,250            -         -  15,142,027           -       -             -    15,144,277
stock for cash
Shares issued for service              -       -      316,023       316     162,055           -       -             -       162,371
Shares issued for loans                -       -    3,002,545     3,003   1,265,899           -       -             -     1,268,902
Shares issued for trucks               -       -       77,170        77      30,791           -       -             -        30,868
Shares issued for cash                 -       -   28,484,900    28,485   9,585,424  (2,334,727)      -             -     7,279,182
Shares issued for acquisitions         -       -      244,900       245     119,755           -       -             -       120,000
Warrants issued                        -       -            -         -   1,616,800           -       -             -     1,616,800
Shares issued for finders fee          -       -      250,000       250     114,750           -       -             -       115,000
Net loss                               -       -            -         -           -           -       -    (9,406,105)   (9,406,105)
Translation loss                       -       -            -         -           -           -  32,462             -        32,462
                                       -       -            -         -           -           -       -             -             -
Comprehensive  loss                    -       -            -         -           -           -       -             -    (9,373,643)
                               ---------- ------- ------------ -------- ----------- ----------- -------  ------------- -------------

Balance December 31, 2007      2,250,000   2,250   84,425,538  $ 84,426 $44,351,978 $         - $32,447  $(11,463,009) $ 33,008,092

Net loss                                                                                                  (13,523,353)  (13,523,353)
Warrant interest expense
(recapture)                                                              (1,326,204)                                     (1,326,204)
Shares issued for service                             318,181       318      29,682                                          30,000
Shares issued for penalty                               6,250         6         306                                             312
Shares issued for penalty                           2,612,276     2,612        (306)                                          2,306
Translation (loss) gain                                                                          12,224                      12,224
Comprehensive loss                                                                                                                -
                                                                                                                                  -
                               ---------- ------- ------------ -------- ----------- ----------- -------  ------------- -------------
Balance September 30, 2008     2,250,000  $2,250   87,362,245  $ 87,362 $43,055,456 $         - $44,671  $(24,986,362) $ 18,203,377
                               ========== ======= ============ ======== =========== =========== =======  ============= =============


                                    See accompanying notes to Consolidated Financial Statements





                                 NASCENT WINE COMPANY, INC. AND SUBSIDIARIES
                                     Consolidated Statement of Cash Flows


                                                                                 FOR THE NINE MONTHS ENDED
                                                                             --------------------------------
                                                                             SEPTEMBER 30,        JUNE 30,
                                                                                 2008               2007
                                                                             ------------       ------------
Cash Flows from Operating Activities
Net loss                                                                     $(11,766,854)        (6,404,105)

Adjustment to reconcile net loss to net cash provided by operations:
    Depreciation                                                                  137,153            158,912
    Amortization                                                                  807,649          1,252,294
    Allowance for doubtful accounts                                               370,556                 --
    Allowance for inventory obsolescence                                           78,770                 --
    Allowance for uncollectible note receivable                                 1,300,000                 --
    Allowance for investment in AIP                                             2,707,959                 --
    Gain on sale of Palermo                                                    (1,548,940)                --
    Gain on exchange rate                                                        (344,151)                --
    Loss on sale of Pasani                                                      3,165,921                 --
    Loss on sale of Eco                                                         1,520,623                 --
    Shared-based compensation                                                      30,000            129,000
    Recapture of interest on warrants                                          (1,326,204)         2,245,736
    Impairment of amortizable intangibles                                       4,206,498                 --
    Impairment of management fees (intercompany A/R)                              996,300                 --
    Impairment of goodwill                                                      4,913,258                 --
    Impairment of accrued interest on acquisition loans                          (310,855)                --
    Impairment of acquisition loans                                            (8,000,000)                --
    Changes in assets and liabilities, net of discontinued operations:
         (Increase)/decrease in accounts receivable                               503,146        (10,234,684)
         (Increase)/decrease in notes receivable                                 (394,212)                --
         (Increase)/decrease in inventory                                         420,373         (4,054,339)
         (Increase)/decrease in prepaids and other assets                        (686,056)        (1,321,387)
         (Increase)/decrease in other noncurrent assets                           (70,003)                --
         Increase/(decrease) in accounts payable                                1,591,873         (1,628,283)
         Increase/(decrease) in accrued expense                                  (691,047)        (1,236,745)
         Increase/(decrease) in accrued interest                                  226,707            116,423
                                                                             ------------       ------------
               Net cash used in continuing operations                          (2,161,536)       (20,977,178)
               Net cash used in discontinued operations                          (378,758)        13,375,939
                                                                             ------------       ------------
               Net cash used in operating activities                           (2,540,294)        (7,601,239)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchased fixed assets                                                       (83,566)        (1,279,740)
     Acquisition of Licensed Marks                                                     --           (400,000)
     Proceeds from sale of Eco Pak                                                 70,000                 --
     Acquisition of Pasani/Eco Pak and Grupo, net of cash acquired                     --         (1,145,397)
     Other investment
                                                                             ------------       ------------
               Net cash used in continuing operations                             (13,566)        (4,738,485)
               Net cash used in discontinued operations                           221,265          1,899,246
                                                                             ------------       ------------
               Net cash used in investing activities                              207,699         (2,839,239)

CASH FLOWS FROM FINANCING ACTIVITIES
    Line of credit, net                                                            49,036                 --
    Bridge Loan                                                                        --         (2,217,500)
    Shareholder loan advance                                                      232,500             93,265
    Shareholder loan payment                                                           --         (2,188,794)
    Proceeds - bank loans                                                       1,610,917            330,044
    Payments - bank loans                                                         (22,462)          (218,852)
    Proceeds from the sale of Preferred Stock                                          --          7,343,305
    Proceeds from the sale of Common Stock                                             --          8,459,183
    Capital leases                                                                     --            (17,931)
                                                                             ------------       ------------
               Net cash used in continuing operations                           1,869,991         11,582,720
               Net cash used in discontinued operations                                --            344,008
                                                                             ------------       ------------
               Net cash used in financing activities                            1,869,991         11,926,728

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            12,224           (56,890)
                                                                             ------------       ------------
NET DECREASE IN CASH                                                             (450,380)         1,429,360
CASH--BEGINNING OF PERIOD (INCLUDING $204,571 REPORTED
            UNDER ASSETS HELD FOR SALE AT DECEMBER 31, 2007)                    1,165,814            476,376
                                                                             ------------       ------------
CASH - ENDING OF PERIOD                                                      $    715,434       $  1,905,736
                                                                             ============       ============





                                 NASCENT WINE COMPANY, INC., AND SUBSIDIARIES
                                     Consolidated Statement of Cash Flows
                                                 (continued)



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock for shareholder loan                                       $         --       $  1,171,872
                                                                             ============       ============
Issuance of common stock for services                                        $     30,000       $         --
                                                                             ============       ============
Warrants issued and attached to debt                                         $         --       $         --
                                                                             ============       ============
Warrant issued for interest (recapture)                                      $ (1,326,204)      $         --
                                                                             ============       ============
Impairment of acquisition notes payable                                      $ (8,000,000)      $         --
                                                                             ============       ============
Receipt of stock in lieu of cash payment for note receivable                 $  2,707,959       $         --
                                                                             ============       ============
Interest paid                                                                $    223,620       $         --
                                                                             ============       ============
Promissory note for sale of Palermo                                          $  1,000,000       $         --
                                                                             ============       ============
AIP payment of promissory note by assuming certain liabilities               $    162,432       $         --
                                                                             ============       ============
Income taxes paid                                                            $      1,100       $        810
                                                                             ============       ============
Acquisition loans issued for the purchase of Pasani                          $         --       $  4,000,000
                                                                             ============       ============
Fixed assets purchased through capital leases                                $         --       $    793,273
                                                                             ============       ============
                          See accompanying notes to Consolidated Financial Statements

NOTE 1 - COMPANY OVERVIEW

Company History

---------------

The Company was incorporated under the laws of the State of Nevada on December 31, 2002(Date of inception). The Company had minimal operations until July 1 2006, when the Company purchased the license to distribute Miller Beer in Baja California, from Piancone Group International, Inc. (PGII).

In October 2006, the Company purchased the assets and assumed the liabilities of PGII, and in November 2006, the Company purchased the outstanding common stock of Palermo Italian Foods, LLC. (Palermo). In June 2008, the Company sold Palermo to AIP, Inc., a company founded by Victor Petrone, formerly the President and a Director of the Company on May 11, 2007, the Company acquired Pasani S.A de C.V. (Pasani) and Eco Pac Distributing, LLC (Eco)which are distribution companies based in Mexico City and San Antonio. On July 31, 2008, the Company entered into a settlement with the former owners of those companies to transfer such companies back to them (see Note 10 below). In July 2007, the Company acquired Grupo Sur Promociones de Mexico S.A. de C.V. (Groupo Sur) and related companies.

In October 2007, the Company acquired all of the outstanding capital stock of Targa, S.A. de C.V. (Targa).

In May 2008, the Company announced its decision to evaluate strategic options for Pasani, Eco and Grupo Sur. In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the assets and liabilities relating to Pasani, Eco and Grupo Sur have been reclassified as held for sale in the Consolidated Balance Sheets at September 30, 2008 and December 31, 2007, and the assets and liabilities relating to Palermo have been reclassified as held for sale in the Consolidated Balance Sheet at December 31, 2007.

The results of operations of Palermo, Pasani, Eco and Grupo Sur for the respective periods of ownership for the three and nine months ended September, 30, 2008 and 2007, have been reported as discontinued operations.

NOTE 2 - GOING CONCERN

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2008, the Company had cash of $715,000 and working capital of $4,811,000. The Company had net losses from continuing operations of $2,697,000 and $11,004,000 for the three and nine months ended September 30, 2008, and $2,734,000 and $6,676,000 for the three and nine months ended September 30, 2007, respectively.

The Company is currently in discussions with several lending institutions for a working capital credit facility and additional financing. Management believes that the existing working capital resources and cash forecasted by management to be generated by operations, together with planned short-term and long-term borrowings, lines of credit and/or capital raised through the sale of equity or equity-based securities will be sufficient to fund operations through at least the next twelve months. However, there is no assurance that external funding will be available on terms and conditions acceptable to the Company, or at all, or that we will be successful with our operating plans. If events and circumstances occur such that the Company does not meet its current operating plans and raise sufficient external financing, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on its future performance, including but not limited to, the premature sale of some or all of its assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Best Beer S.A. de C. V., ("Best Beer") and International Food Services, Inc. "IFS" for the three and nine months ended September 30, 2008 and 2007, and Targa for the three and nine months ended September 30, 2008. The accompanying consolidated balance sheets include the net assets of Grupo Sur as assets held for sale at September 30 2008, and the net assets of Grupo Sur as assets held for sale at December 31, 2007. The results of operations of Palermo, Pasani, Eco and Grupo Sur are disclosed as discontinued operations for the three and nine months ended September 30, 2008 and for the respective periods since acquisition for the three and nine months ended September 30, 2007.

All significant inter-company transactions and balances have been eliminated in consolidation.

Basis of Preparation
--------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim periods, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes that are included in the Company's December 31, 2007 annual report on Form 10-KSB previously filed with the Commission on April 15, 2008. The financial statements have been prepared assuming that the Company will continue as a going concern. See Note 2 above.

Estimates
---------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Revenue Recognition
-------------------

The Company, through its subsidiaries, sells food and beverage products to its customers in Mexico. Sales of products and related costs of products sold are recognized using the accrual method in which revenues are recorded as products are delivered and billings are generated. The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" for the sale of products. SAB No. 104, which supersedes SAB No. 101, "Revenue Recognition in Financial Statements", provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. In general, the Company recognizes revenue related to product sales when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

Accounts Receivable
-------------------

The Company has reviewed the outstanding trade accounts receivable and has provided a reserve for slow paying accounts of approximately $916,745 at September 30, 2008 and $547,290 at December 31, 2007. The Company has obtained an insurance policy with AIG which insure its trade receivables losses incurred from customer non-payment during the first half 2008. Additionally, the Company has developed standard credit policies.

Inventories
-----------

Inventories are accounted for on the first-in, first-out basis. Any products reaching their expiration dates are written off. The Company provided a reserve for slow moving inventory of $78,790 for the nine months ended September 30, 2008 and zero at December 31, 2007.

Property and Equipment
-----------------------------

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is three to ten years.

Business Combinations
---------------------

Acquisitions require significant estimates and judgments related to the fair value of assets acquired and liabilities assumed to which the transaction costs are allocated under the purchase method of accounting. Certain liabilities are subjective in nature. The Company reflects such liabilities based upon the most recent information available. The ultimate settlement of such liabilities may be for amounts that are different from the amounts initially recorded. A significant amount of judgment is also involved in determining the fair value of assets acquired. Different assumptions could yield materially different results.

Long-Lived Assets
-----------------

The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 " Accounting For The Impairment or Disposal of Long-Lived Assets".

The Company acquired certain long-lived assets during 2007 and 2006. The acquired long lived Assets are attributed to acquisitions completed during 2007 and 2006. The Company reviewed the carrying values of its long-lived assets for possible impairment as of September 30, 2008 and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company completed the sale of Palermo as of June 30, 2008. Additionally, on July 31, 2008, the Company entered into a Settlement Agreement with the former owners of Pasani and Eco Pak terminating the Purchase Agreement. The Company has classified Grupo Sur as discontinued operations and accordingly the net assets have been classified as held for sale.

Per Share Data
--------------

Basic net earnings (loss) from continuing operations per share is computed by dividing net earnings (loss) from continuing operations by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) from continuing operations per share is calculated by dividing net earnings (loss) from continuing operations and the effect of assumed conversions by the weighted average number of common and, when applicable, potential dilutive common shares outstanding during the period.

Preferred stock and warrants (described in Note 8 below) to purchase shares of common Stock, which represented 63 million potential common shares for the three and nine months ended September 30, 2008 and 25 million potential common shares for the three and nine months ended September 30, 2007, were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

Basic loss per share is calculated by dividing net loss by the weighted-average number of shares of common shares outstanding. Diluted loss per share includes the component of basic loss per share and also gives effect to potential dilutive common shares. Potential dilutive common shares include stock options, warrants and preferred stock which is convertible into common stock.


Income Taxes
------------

The Company follows SFAS No. 109

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

Advertising
-----------

The Company expenses advertising as incurred. Advertising expense was approximately $0 and $91,100 for the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2007, advertising expense was $51,800 and $ 211,900, respectively.

Foreign Currency Translation
-----------------------------

Our functional currency is the U.S. dollar. The functional currency of our foreign operations, generally, is the respective local currency for each foreign subsidiary. Assets and liabilities of foreign operations denominated in local currencies are translated at the spot rate in effect at the applicable reporting date. Our consolidated statements of operations are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in other income (loss) in the period in which they occur.

Reclassifications
-----------------

Certain prior period amounts have been reclassified to conform to the current period's presentation.

Recent Accounting Pronouncements
--------------------------------

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, "Disclosures About Derivative Instruments And Hedging Activities - An Amendment Of FASB Statement No. 133," which changed the disclosure requirements for derivative instruments and hedging activities. Entities are now required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities," which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, "Earnings Per Share." This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this Staff Position, with early application not permitted. Management does not believe that the adoption of this Staff Position will have a material effect on the Company's historical or future reported earnings (loss) per share.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2008 and December 31, 2007:

                                            September 30,     December 31,
                                               2008              2007
                                         --------------------------------

Distribution equipment                       $  611,137       $  734,458
Office furniture and equipment                  177,333           39,902
Computer                                         71,859           15,823
Autos and trucks                                208,291          204,415
Leasehold improvements                          107,947           98,404
                                         --------------------------------
Totals                                       $1,176,567        1,093,002
Accumulated depreciation                     $ (467,854)        (356,367)
                                         --------------------------------
Property and equipment, net                  $  708,713       $  736,635
                                         ================================

Depreciation expense for the three and nine months ended September 30, 2008 was $37,258 and $107,923, respectively, and $15,058 and $42,017 for the three and nine months ended September 30, 2007, respectively.

Assets held for sale include $370,632 of property and equipment related to Grupo Sur (discontinued operations) and $341,547 of accumulated depreciation. Depreciation expense for the three and nine months ended September 30, 2008 are included in net income (loss) from discontinued operations.

NOTE 5 - INTANGIBLE ASSETS AND GOODWILL

In May 2008, the Company announced its decision to evaluate its strategic options for Pasani, Eco and Grupo Sur.

In June 2008, in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the assets and liabilities relating to Pasani, Eco and Grupo Sur were reclassified as held for sale and the results of operations of these subsidiaries were reclassified as discontinued operations. In conjunction with these reclassifications, the Company performed an impairment analysis of the intangible assets and goodwill of these subsidiaries and determined that the carrying amounts of these assets were not recoverable and should be impaired. The Company recorded an impairment charge of $8,453,445 in the second quarter of 2008.

In accordance with SFAS No. 144, the Company also performed an impairment analysis of the intangible assets and goodwill of PGII in June 2008, and determined that the carrying amounts of intangible assets and goodwill were not recoverable and should be impaired. The Company recorded an impairment charge of $5,341,036 in the second quarter of 2008 related to these assets, consisting of $500,000 of intangible assets and $4,913,258 of goodwill.

                                                          As of September 30, 2008           As of December 31, 2007
                                                     --------------------------------------------------------------------
                                                       Gross Carrying        Accum.       Gross Carrying      Accum.
                                                           Amount         Amortization        Amount       Amortization
                                                     --------------------------------------------------------------------
Intangibles subject to amortization:

   Miller Beer Distribution Licenses                        $ 8,675,000     $ (2,083,129)     $ 8,675,000   $ (1,432,503)
   Client lists                                                       -                -          500,000        (16,666)
                                                     --------------------------------------------------------------------
      Total for Nascent                                       8,675,000       (2,083,129)       9,175,000     (1,449,169)

   Customer relations                                           290,000          (46,399)         290,000         (6,042)
   Trademarks                                                 5,300,000         (398,750)       5,300,000       (210,834)
   Non-Compete Agreement                                         70,000          (10,500)          70,000         (2,334)
                                                     --------------------------------------------------------------------
       Total for Targa                                      $ 5,660,000     $   (455,649)     $ 5,660,000   $   (219,210)
                                                     --------------------------------------------------------------------
                                                            $14,335,000     $ (2,538,778)     $14,835,000   $ (1,668,379)
                                                     ====================================================================

                                                     -------------------                 -----------------
           Intangibles subject to amortization, net         $11,796,222                       $13,166,621
                                                     ===================                 =================

Aggregate amortization expense:

   For the three months ending September 30, 2008             $ 259,081
   For the three months ending September 30, 2007             $ 325,834
   For the nine months ending September 30, 2008              $ 943,000
   For the nine months ending September 30, 2007              $ 687,000

Estimated amortization expense for the years ended:
---------------------------------------------------
                                   December 31, 2009        $ 1,182,758
                                   December 31, 2010        $ 1,182,758
                                   December 31, 2011        $ 1,182,758
                                   December 31, 2012        $ 1,182,758
                                   December 31, 2013        $ 1,182,758


          Impairment of Intangibles as of September 30, 2008
----------------------------------------------------------------------------------------------------------
                                                         Impairment       Accumulated          Net
                                                       of Intangibles     Amortization     Intangibles
                                                     -----------------------------------------------------

PGII - Client List                                          $   500,000      $    72,222      $   427,778
Grupo Sur                                                     1,950,000          128,840        1,821,160
Pasani                                                        2,340,000          300,122        2,039,878
Eco Pak                                                               -                -                -
                                                     -----------------------------------------------------
Total                                                       $ 4,290,000      $   428,962      $ 3,861,038





Goodwill:

The changes in the carrying amounts of goodwill for the nine months ended are as follows:

                                                Nascent          Targa       Grupo Sur       Pasani         Eco             Palermo
                                               -------------------------------------------------------------------------------------
Balance as of January 1, 2008                    $ 4,913,258    $ 2,567,307    $ 1,756,498  $ 2,187,233    $ 219,714    $ 2,522,958
Goodwill impairment - PGII                        (4,913,258)             -              -            -            -              -
Goodwill Included in gain on sale of Palermo               -              -              -            -            -     (2,522,958)
Goodwill included in loss on sale of Pasani                                                  (2,187,233)
Goodwill included in loss on sale of Eco                                                                    (219,714)
Goodwill impairment                                        -              -     (1,756,498)                                       -
                                               -------------------------------------------------------------------------------------
Balance as of September 30, 2008                 $         -    $ 2,567,307    $         -   $         -   $        -   $         -
                                               =====================================================================================


NOTE 6 - NOTES PAYABLE

The Company had the following loans outstanding at September 30, 2008:

                     Interest

Bank                   Rate          Due Dates          Amount
--------------------------------------------------------------------
Genesis                14%         March 31,2009        $ 1,000,000
Cyril Capital, LLC      8%        December 14, 2008         500,000
City National Bank      9%        December 31, 2008          16,000
NetBank                15%        December 15, 2008          31,084
Pentech                18%         December 1, 2008          34,504
Steven Kownacki     2.5%/month     December 1, 2008          80,000
                                                    ----------------
                                                        $ 1,661,588
                                                    ================

On March 31, 2008, the Company sold a $1,000,000 Senior Secured Promissory Note (the "Note") to Genesis Merchant Partners, LP, a Delaware limited partnership ("Genesis"). Interest accrues on the amount of the Note at a rate of 14% per annum and is payable monthly to Genesis. The Note is secured by all assets of the Company, and had an original maturity date of September 30, 2008. The Company elected to extend the term of the loan to March 31, 2009 for a fee of $20,000. On November 3, 2008, in connection with the extension of the Note, the Company entered into a Collateral Assignment of Contracts agreement (the "Assignment"). Pursuant to the Assignment, the Company assigned to Genesis, as additional security for the obligations under the Note, the Company's rights to receive payments under (i) the promissory note in the amount of $1,000,000 made by AIP, Inc., and (ii) the settlement agreement with Pasani.

On February 13, 2008, the Company entered into a loan agreement with Cyril Capital, LLC ("Cyril") in which Cyril lent the Company $500,000. The loan was due and payable on August 14, 2008. The primary security for the loan was the Company's inventory and accounts receivable. The secondary security was the personal guarantee of Sandro Piancone, the Company's Chief Executive Officer. In the event that the loan, including interest at 8% per annum, was not repaid on August 14, 2008, a penalty of 10% would apply. However, the Company opted to extend the term of the loan by 60 days to October 14, 2008 for a fee of $20,000. On October 14, 2008, the Company extended the term of the loan again by 60 days for a fee of $20,000. During the extension period, the loan is not in default and the penalty will not apply. Interest at the base rate of 8% per annum will continue to accrue.

NOTE 7 - BRIDGE LOANS

During 2007, the Company obtained bridge loan financing in varying amounts with interest payable at rate 8% annually. As additional consideration, the Company issued warrants to the lenders. See Note 8 below. These loans were paid at December 31, 2007.

NOTE 8 - STOCKHOLDERS' EQUITY

Common Stock
------------

The Company is authorized to issue 195,000,000 shares of common stock. During the three and nine months ended September 30, 2007, the Company issued 925,160 and 31,591,707 shares of common stock, respectively. The Company issued 316,023 shares of common stock for services rendered in the amount of $162,371 and 3,002,545 shares of common stock to redeem notes payable to stockholders in the amount of $1,268,902. The Company issued 77,170 shares of common stock to purchase a truck valued at $30,868 and 244,900 shares of common stock valued at $120,000 as a finder's fee for the Targa acquisition and 250,000 shares of common stock valued at $115,000 as a finder's fee for the York preferred stock transaction. The Company received subscriptions for an additional 21,539,900 shares of common stock during the year and issued 28,484,900 shares for cash, including the 6,945,000 shares subscribed at December 31, 2006 in the amount of $2,334,727 for a total of $9,585,424.

At September 30, 2008, the Company had outstanding warrants, not including the York Warrants (see below), to purchase 18,120,476 shares of common stock at prices between $0.25 and $1.05 expiring in 2010. If all warrants were exercised, the Company would receive $7,070,000.

During June 2008, the Company issued 318,181 shares of common stock valued at $30,000 for services rendered.

Liquidated Damages
------------------

Under the terms an agreement with [Brookstreet Securities Corporation the Company's private placement agent]which was sold during June 2007 the Company was required to file a registration statement to register the shares. According to the agreement, the registration statement had to be filed within 60 days following the closing of the private placement. Following the 60 day period, the Company became subject to a weekly payment equal to 1% of the shares purchased, up to a maximum payment of 10% of the shares purchased, as liquidated damages for failure to timely file the registration statement. The Company filed a registration statement on Form SB-2 to register the purchased shares on November 14, 2007, and the delay in filing the registration statement resulted in the Company becoming subject to the maximum penalty of 10% of the purchased shares as liquidated damages. The SB-2 registration statement has since been withdrawn. In 2007, the Company recorded an accrued cost of issuance of these liquidated damages shares in the amount of $564,950. The Company discharged its obligation to pay liquidated damages under the private placement agreement by issuing approximately 6,250 shares of Common Stock in June and approximately 2,612,276 shares of Common Stock in August and September of 2008.

Preferred Stock
---------------

The Company is authorized to issue 5,000,000 shares of preferred stock. On July 3, 2007, the Company issued 1,000,000 shares of its Series A Convertible Preferred Stock for $8.00 per share to an affiliate, York Capital Management
(York). The Series A Convertible Preferred Stock is convertible into 20,000,000 shares of common stock, based upon a conversion price of $0.40 per share and has a liquidation preference of $8.00 per share. The holders of the Series A Convertible Preferred Stock are entitled to receive a cumulative quarterly dividend at a rate of 15% of the stated liquidation preference amount per annum in preference to any distributions on common stock. The dividends are payable in additional shares of Series A and Series B Convertible Preferred Stock.

In addition, the Company issued the following warrants to purchase:

Series A-1 500,000 shares of Series A Convertible Preferred stock at $8.00 per share, immediately exercisable and expiring on July 3, 2010. These warrant were exercised on October 22, 2007.

Series A-2 375,000 shares of Series A Convertible Preferred stock at $8.00 per share, immediately exercisable and expiring on July 3, 2014.
These warrants were exercised on October 22 2007.

Series B:375,000 shares of Series B Convertible Preferred Stock, exercisable into shares of Series B Convertible Preferred Stock at an exercise price equal to 33% of the volume weighted average closing price of the Company's common stock for the 30 days prior to exercise, immediately exercisable and expiring on July 3, 2014. These warrants were exercised on November 2, 2007.

These warrants were exercised during the third quarter of 2007 for a total exercise price of $8,334,000

Warrants:

At September 30, 2008, the common share purchase warrants outstanding were as follows:

                                                            WEIGHTED AVERAGE
                                         NUMBER OF WARRANTS  EXERCISE PRICE
                                         -----------------------------------
Outstanding at December 31, 2007        19,870,476          $         0.40
                                        ===================================
Granted                                          -                       -
Forfeited                                        -                       -
Exercised                                        -                       -
                                        -----------------------------------
Outstanding at September 30, 2008       19,870,476          $         0.40
                                        ===================================


                    EXPIRY              EXERCISE PRICE      NUMBER OF WARRANTS
--------------------------------------------------------------------------------
December 31, 2010                       $         .25            4,200,000
December 31, 2010                       $         .40           13,200,000
December 31, 2010                       $         .52              400,000
December 31, 2010                       $         .65            1,480,000
December 31, 2010                       $         .84              400,000
December 31, 2010                       $        1.05              190,476
                                                            --------------
                                                                19,870,476
                                                            ==============

     The fair value of the share purchase warrants for the period ended September 30, 2008, was in the amount of $0, which was determined using the Black-Scholes option value model with the following assumptions:

     Expected Dividend Yield                                   0.00%
     Risk Free Interest Rate                                   3.00%
     Expected Volatility                                      66.00%
     Expected Option Life (in years average)                    2.21

In October and November 2007, York exercised its warrants acquiring 1,250,000 shares of Series A and Series B Convertible Preferred Stock in the amount of $8,333,624 Series A and Series B Convertible Preferred Stock held by York collectively are convertible into 45,000,000 shares of the Company's Common Stock.

The Company paid a cash finder's fee of $560,000 and issued to the finder a warrant to purchase 1,600,000 common shares, until July 3, 2010, at a purchase price of $0.40 per share.

NOTE 9 - ACQUISITION OF TARGA, S.A. DE C.V.

ACQUISITION OF TARGA, S.A. DE C.V.

In October 2007, the Company acquired all of the outstanding capital stock of Targa, S.A. de C.V. (Targa) for $4,000,000. Targa is a cheese processor and distributor of imported cheeses into Mexico. Its office and distribution center is located in Tijuana, Mexico. The Company paid $3,550,000 at the closing to the former Targa shareholders and fees of $200,000. The Company also deposited $250,000 in an escrow account, which has subsequently been released to the former Targa shareholders.

The $4,000,000 purchase price was allocated as follows:

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
                                                               ==============

NOTE  10 - DISCONTINUED OPERATIONS

On July 10, 2007, pursuant to a Stock Purchase Agreement, the Company acquired Grupo Sur, an in store merchandising company. Subsequent to the closing of such acquisition, Nascent believed that Grupo Sur began taking actions that were contrary to the Stock Purchase Agreement and related employment agreements. Our attorneys are pursuing through available channels the return of $1.3million of loans See Note 15 below. As a result of these disputes, in June 2008, the Company determined to reclassify the Grupo Sur assets and related liabilities as assets and related liabilities held for sale, and the operations of Grupo Sur as discontinued operations, and recognized in the quarter ended June 30, 2008 an impairment loss on certain intangible assets and goodwill. See Note 5 above.

On August 8, 2008, Nascent entered into a Settlement Agreement (the "Settlement Agreement"), effective June 30, 2008 (the "Settlement Date"), with Pasani, S.A. de C.V. ("Pasani") and Eco Distributing, LLC ("Eco"). On May 11, 2007, the Company entered into a Stock Purchase Agreement (the "Pasani Purchase Agreement") with Pasani, and the shareholders of Pasani, Alejandro Gutierrez Pederzini ("Mr. Pederzini") and Leticia Gutierrez Pederzini (together with Mr. Pederzini, the "Shareholders"), whereby the Company purchased (the "Acquisition") from the Shareholders 100% of the outstanding capital stock of Pasani ("Pasani Common Stock"), in exchange for a Promissory Note to the shareholders in the principal amount of USD $1,500,000 (the "Note"). Since the execution of the Pasani Purchase Agreement, $500,000 of the principal of the Note has been paid to the Shareholders. Pursuant to the Settlement Agreement, Nascent has returned the Pasani Common Stock to the Shareholders. In addition, the remaining balance of the Note has been forgiven and the Shareholders have agreed to pay Nascent the following: (i) $500,000 in cash within 180 days of the Settlement Date, $185,000 in additional funds within 180 days of the Settlement Date and (iii) $312,451.87 (for inventory sold) within 180 days of the Settlement Date. In addition, Pasani was obligated to pay Nascent on or before September 30, 2008, $92,259.13 for products delivered to Pasani during July 2008. the Company determined in June2008 to reclassify the Pasani and Eco assets and related liabilities as assets and related liabilities held for sale, and the operations of Pasani and Eco as discontinued operations, and recognized in the quarter ended September 30, 2008 an impairment loss on certain intangible assets and goodwill. See Note 5 above.

On June 30 , 2008, the Company sold all of the outstanding capital stock of Palermo to AIP, Inc., a company founded by the Company's former President who was also a Director. The consideration consisted of AIP's assumption of an accounts payable note not to exceed $800,000 and a secured bank loan in the aggregate principal of $249.999.00, a note in favor of the Company in the amount of $1,000,000.00 due and payable on June 30, 2009, and fifteen percent (15%) of the outstanding equity of AIP. The value of the equity interest in AIP is fully reserved against at September 30, 2008. As a result of the sale of Palermo, the assets and related liabilities of Palermo were reclassified as held for sale at December 31, 2007, and the operations of Palermo are reported as discontinued operations for the three and nine months ended September 30, 2007 and the nine months ended September 30, 2008.

The revenues and income (loss) from operations from discontinued operations for the three and nine months ended September 30, 2008 and 2007 are as follows:


                                                                                Three Months Ended             Nine Months Ended
                                                                          -----------------------------  ---------------------------
                                                                           September 30,  September 30,  September 30, September 30,
                                                                                2008          2007             2008         2007
                                                                          -----------------------------  --------------------------
Revenues - Palermo                                                          $          -  $  3,243,175    $  3,394,000 $ 8,769,430
Revenues - Pasani                                                                      -     1,106,941       3,461,000   2,562,792
Revenues - Eco                                                                         -             -               -           -
Revenues - Grupo sur                                                                         6,034,132       5,696,000   6,034,132
                                                                          -----------------------------  --------------------------
                                                                            $          -  $ 10,384,248    $ 12,551,000 $17,366,354

Income (loss) from operations of discontinued operations- Palermo                      -      (619,158)       (871,485)   (861,549)
Income (loss) from operations of discontinued Operations -Pasani      (a)      2,143,632       165,572 (d)  (1,903,205)    221,212
Income (loss) from operations of discontinued Operations -Eco         (b)        219,714             - (e)     338,814           -
Income (loss) from operations of discontinued Operations -Grupo       (c)     (1,301,718)      611,841 (f)  (2,961,336)    611,841
Impairment of Acquisition note - Eco/Pasani                                                                  3,500,000
Impairment of Acquisition note - Grupo                                                                       4,500,000
Impairment of notes receivable - Grupo and other i/c receivables                                            (1,985,445)
                                                                          -----------------------------   --------------------------
                                                                             $ 1,061,628  $    158,255    $    617,343 $   (28,496)

(a) Reversal of Goodwill Impairment                                          $ 2,187,233
     Write off of other comprehensive income (differences in exchange rate)      (43,601)
                                                                             ------------
                                                                             $ 2,143,632

(b) Includes reversal of Goodwill Impairment                                 $   219,714

(c) Reversal of write off of notes payable to Nascent                        $(1,300,000)
    Write off of other comprehensive income (differences in exchange rate)        (1,718)
                                                                             ------------
                                                                             $(1,301,718)

(d) Includes impairment of intangibles                                       $(2,039,878)
(e) Includes impairment of intangibles                                                 -
(f) Impairment of intangibles                                                $(1,821,160)

Assets and related liabilities held for sale at September 30, 2008 consisted of the following:

                                                                       GRUPO SUR
                                                                      ----------
Cash                                                                  $  106,840
Accounts receivable                                                    2,673,534
Inventory
Prepaid and other current assets                                         371,237

Property, plant and equipment,  net                                      370,632

Investment in AIP
Amortizable intangibles assets, net
Goodwill
Other noncurrent assets
Cancellation of acquisition note
                                                                      ----------
Assets held for sale                                                  $3,522,243
                                                                      ==========

Accounts payable                                                      $  528,694
Accrued expenses                                                         642,147
Accrued interest
Line of credit
Notes payable                                                          1,300,000
Shareholder loans

                                                                      ----------
Liabilities related to assets held for sale                           $2,470,841
                                                                      ==========

NET ASSETS                                                            $1,051,402
                                                                      ==========


The Company is planning to finalize the disposition of Grupo Sur's net assets. However, there can be no assurance that the disposition of these net assets will result in a gain for the Company.

The following table shows the effect of reclassifying Grupo Sur, Pasani and Eco as discontinued operations for the three and nine months ended September 30, 2007:


                                                                                                            PRO FORMA FOR
                                             As Reported               Discontinued Operations              FOR THE THREE
                                                             --------------------------------------------    MONTHS ENDED
                                                               Palermo          Pasani         Grupo Sur   SEPTEMBER 30, 2007
                                             ------------    ------------    ------------    ------------    ------------
REVENUE                                      $ 12,490,061      (3,243,175)     (1,106,941)     (6,034,132)   $  2,105,813
GROSS PROFIT                                    2,158,905         (61,765)       (820,401)     (1,101,934)        174,805
INCOME (LOSS) FROM OPERATIONS                    (651,273)        583,037        (170,120)       (609,851)       (848,207)
OTHER INCOME (EXPENSE)                         (1,924,226)         36,121           4,548          (1,990)     (1,885,547)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS              -        (619,158)        165,572         611,841         158,255
                                             ------------    ------------    ------------    ------------    ------------
NET GAIN (LOSS)                              $ (2,575,499)   $    619,158    $   (165,572)   $   (611,841)   $ (2,575,499)
                                             ============    ============    ============    ============    ============



                                                                                                            PRO FORMA FOR
                                             As Reported               Discontinued Operations              FOR THE NINE
                                                             --------------------------------------------    MONTHS ENDED
                                                               Palermo          Pasani         Grupo Sur   SEPTEMBER 30, 2007
                                             ------------    ------------    ------------    ------------    ------------

REVENUE                                      $ 25,415,739      (8,769,430)     (2,562,792)     (6,034,132)      8,049,385
GROSS PROFIT                                    4,341,716        (927,816)     (1,072,805)     (1,101,934)      1,239,161
INCOME (LOSS) FROM OPERATIONS                  (3,506,867)        805,704        (229,775)       (609,851)     (3,540,789)
OTHER INCOME (EXPENSE)                         (2,898,238)         56,845           8,563          (1,990)     (2,834,820)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS             --        (861,549)        221,212         611,841         (28,496)
                                             ------------    ------------    ------------    ------------    ------------
NET GAIN (LOSS)                              $ (6,405,105)   $    862,549    $   (221,212)   $   (611,841)     (6,404,105)
                                             ============    ============    ============    ============    ============

NOTE 11 - SALE OF CERTAIN SUBSIDIARIES

As discussed in Note 10 above, effective, June 30, 2008, the Company sold Palermo to a company founded by the Company's former President who was also a Director. The following table summarizes the calculation of the gain on the sale of Palermo.

Consideration:
Notes Receivable                 $1,000,000
Assumption of liabilities           440,000
                                 ----------
Total Consideration               1,440,000

Net liability sold                  109,000
                                 ----------
       Gain on Sale of Palermo   $1,549,000

On November 3, 2008 , the Company assigned the rights to receive the $1,000,000 proceeds from the Palermo note to Genesis capital as collateral for Genesis extending the due date of the note payable (see Note 8 above). As discussed in
Note 10 above, the Company entered into a settlement agreement with the former owners of Pasani and Eco whereby the Pasani Common Stock was returned to such owners. The following table summarizes the calculation of the additional gain on the sale of Pasani and Eco recorded in the third quarter of 2008:

Consideration:
Cash                            $    70,000
                                -----------
Total Consideration                  70,000

Net Assets sold                  (1,591,000)
                                -----------
       Loss on Sale of Eco      $ 1,521,000

ECO:
Consideration:
Cash                            $        --
                                -----------
Total Consideration                      --

Net Assets sold                  (3,166,000)
                                -----------
       Loss on Sale of Pasani   $ 3,166,000


NOTE 12 - SEGMENT INFORMATION

The Company operates in one reportable business segment. The Company conducts its business through its subsidiaries in Mexico. The Company discloses summarized financial information for the geographic area of operations as if they were segments in accordance with SFAS No. 131, "Disclosures About Segments Of An Enterprise And Related Information."

Such summarized financial information concerning the Company's geographical operations is shown in the following tables:

                                                                     United States        Mexico
                                                                     ---------------------------------
Net income (loss) for the three months ended September 30, 2008          $(4,725,019)      $ (301,894)
Net income (loss) for the nine months ended September 30, 2008           $(8,457,015)     $(2,105,001)
Net income (loss) for the three months ended September 30, 2007          $(2,440,908)      $ (291,747)
Net income (loss) for the nine months ended September 30, 2007           $(5,568,191)      $ (807,418)

Long lived assets (net) at September 30, 2008                               $ 88,094        $ 620,618
Long lived assets (net) at September  30, 2007                              $ 70,589        $ 341,494


NOTE 13 - RELATED PARTY TRANSACTIONS

The Company has unsecured loans from stockholders totaling $862,500 at September 30, 2008. The loans have various due dates and contain interest rates ranging from 10% to 18%. All loans are due on demand.

In July 2008, the Company through its subsidiary Best Beer Distributing SA DA CV ( Best Beer), started importing and providing certain products to Deli Express S.A., ("Deli"), a Cafe company with locations in Mexico. The Director General of Best Beer is an equity partner in the Deli and the father of the CEO. As of September 30, 2008 there was approximately $63,000 due to the company of which approximately $20,000 was past due.

See Notes 10 and 11 regarding the sale of Palermo to the Company's former President who was also a Director.

NOTE 14  FOREIGN EXCHANGE

The total impact of foreign currency items on the Consolidated Statements of Operations for the nine and three months ended September 30, 2008 were gains of approximately $324,000 and $249,364, respectively.

NOTE 15 -COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company maintains its corporate offices including warehouse space in San Diego, California. In addition, it maintains warehouse space and offices in Tijuana, La Paz, Ensenada, Mexicali, Cabo San Lucas, Puerto Penasco and Mazatlan, Mexico. The Company currently has total leases of 212,000 square feet at a cost of $80,000 per month. In 2008, the Company acquired approximately 20 new leased trucks.

The total rent paid on real and personal property operating leases was approximately $572,000 and $307,000 for the nine months ended September 30, 2008 and September 30, 2007 respectively. Future payments on the operating leases are as follows:


2009                      $      788,002
2010                      $      710,003
2011                      $      650,003
2012                      $      360,000
                          --------------
                          $    2,508,008
                          ==============

Dividend Contingency
--------------------

The holders Series A and the Series B convertible preferred stock, commencing on the date of issuance and for a period of three years following the issuance date, are entitled to receive a cumulative quarterly dividend at a rate of fifteen percent of the stated liquidation preference amount per annum in preference to any distributions on common stock. The dividends are payable in additional shares of Series A and the Series B convertible preferred stock. The Board of Directors has not declared dividends for the Series A and Series B convertible preferred stock.

Liquidated Damages
------------------

Under the terms of a Private Placement with Brook street Capital as the Placement Agent dated June 2007], the Company was required to file a registration statement to register the shares. According to the agreement, the registration statement had to be filed within 60 days following the closing of the private placement. Following the 60 day period, the Company became subject to a weekly payment shares? equal to 1% of the shares purchased, up to a maximum payment of 10% of the shares purchased, as liquidated damages for failure to timely file the registration statement. The Company filed a registration statement on Form SB-2 to register the purchased shares on November 14, 2007, and the delay in filing the registration statement resulted in the Company becoming subject to the maximum penalty of 10% of the purchased shares as liquidated damages. The SB-2 registration statement has since been withdrawn. In 2007, the Company recorded an accrued cost of issuance of these liquidated damages shares in the amount of $564,950. The Company discharged its obligation to pay liquidated damages under the private placement agreement by issuing approximately 6,250 shares of Common Stock in June and approximately 2,612,276 shares of Common Stock in August and September of 2008.

Concentration of Sales
----------------------

For the three and nine months ended September 30, 2008, no individual customer represented 10% or more of net revenues.

LEGAL PROCEEDING

Grupo Sur Litigation
--------------------

On July 10, 2007, the Company entered into a Stock Purchase Agreement for the acquisition of Grupo Sur. As part of this transaction, the Company agreed to retain Grupo Sur's three former owners/managers (the "Employees"), all of whom executed employment agreements with the Company.

After the purchase of Grupo Sur closed, the Company determined that the Employees were in breach of the Stock Purchase Agreement and their employment agreements. The Employees responded that the Company's purchase of Grupo Sur never closed and that the Company failed to pay a portion of the purchase price due under the Stock Purchase Agreement. The Employees asserted that they were terminating the Stock Purchase Agreement or, alternatively, repudiating the Stock Purchase Agreement. The Employees, have withheld and refused to refund monies that the Company has paid.

The Company filed a lawsuit on August 13, 2008, against the Employees, Gregory Cowal Robbins, Francesca Wright De Cowal and Iliya Petar Zogovic Wright, in the United States District Court for the District of Nevada seeking to recover damages for: breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, and unjust enrichment and conversion. The complaint has not yet been served, and the parties continue to discuss resolution.

In addition, from time to time, the Company is involved with legal proceedings, claims and litigation arising in the ordinary course of business.

NOTE 16 - SUBSEQUENT EVENTS

On November 3, 2008, the Company entered into a Collateral Assignment of Contracts agreement with Genesis, modifying the terms of the original agreement. See Note 15 above.

On October 14, 2008, the Company extended the term of a loan with Cyril. See
Note 15 above.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion and analysis provides information, which our management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements contained herein and the notes thereto. Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", "projections", and words of similar import are forward looking as that term is defined by: (i) the Private Securities Litigation Reform Act of 1995 (the "1995 Act") and (ii) releases issued by the Securities and Exchange Commission ("SEC"). These statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the "Safe Harbor" provisions of the 1995 Act. We caution that any forward looking statements made herein are not guarantees of future performance and that actual results may differ materially from those in such forward looking statements as a result of various factors, including, but not limited to, any risks detailed herein or detailed from time to time in our other filings with the SEC including our most recent report on Form 10-K. We are not undertaking any obligation to update publicly any forward-looking statements. Readers should not place undue reliance on these forward-looking statements.

The following discussion should be read in conjunction with the historical consolidated financial statements and the related notes and the other financial information included the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

We were incorporated in Nevada in December 2002 as a wine distribution company. In April 2006, we acquired the right to distribute Miller beer in Baja California.

Our Company is the only broad line nationwide distributor of imported food and beverage products in Mexico. Operating from 11 distribution centers in Mexico and the US, the company markets and distributes over 2,300 national and proprietary brand food and non food items to more than 2,000 customers throughout Mexico.

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

Business strategy:

The primary component of our business strategy involves the establishment of a nationwide footprint in Mexico. We will attempt to accomplish this by seeking to acquire profitable and well positioned distributors in Mexico. We also plan to obtain exclusive distribution rights to desirable and recognizable products to command higher operating margins and to use technology to leverage our operations and absorb acquisitions.

Mexico Market overview:

The population of Mexico is in excess of 110 million people and the country has a Gross Domestic Product of more than $1 trillion dollars. According to U.S Department of Agriculture, the foodservice industry in Mexico is a $46 billion industry and is fragmented. The industry is serviced by 25,000 small to medium food service distributors.

Furthermore, the foodservice industry in Mexico carries higher margins than US foodservice distribution. In Mexico the margins generally range from 25-40% while the US foodservice industry margins tend to range between 10-15%.

RECENT EVENTS

Our sales for the nine months ended September 30, 2008 have increased by 46% from the prior year period. The company has also opened two new warehouses since last year and has received certification from the California Milk Board to use the "Real Cheese" logo on its private label "Nery's" cheese products.

During May 2008, Nascent became the exclusive distributor for Fusion Energy Drink in Mexico. During May 2008, we signed an agreement to distribute Rockstar Energy drinks in Mexico.

During the second quarter of 2008, we announced a plan to review our growth strategy and effective June 30, 2008, we sold Palermo Italian Foods, LLC to a group of investors headed by Palermo's President, Victor Petrone, who was also President and a director of Nascent. Mr. Petrone subsequently resigned as President and from the Board of Directors, As of July 31, 2008. We completed the unwinding of our purchase of Pasani pursuant to a Settlement Agreement.

Inflation/Energy

We believe that the significant increase in energy prices during the first nine months of 2008 has had a negative effect on our margins . We are able to pass on some of the increased commodity costs in certain circumstances; however, for the most part we are absorbing these increased commodity costs resulting from the energy costs.

The Mexican Peso has recently devalued against the U.S. Dollar. On July 31, 2008, the exchange rate was 10.3P to $1.00, and on October 31, 2008, the exchange rate was 12.8P to $1.00. The devaluation of the Peso has affected us in the following ways: (1) our collection of accounts receivable has slowed and customers that have purchased product at 10.5P dollar equivalent are now having to pay the receivable at a 12.5P equivalent; and (2) we believe our customers are slowing their ordering of products in anticipation of a monetary correction and/or stabilization of the exchange rate.

RESULTS OF OPERATIONS

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

Note: 2007 financial results have been reclassified to conform to the current presentation of Palermo, Pasani, Eco and Grupo Sur as discontinued operations. The Pro forma reconciliation is included elsewhere herein.

THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE SAME PERIOD IN 2007.

REVENUE for the three months ended September 30, 2008 was approximately $4.1 million, an increase of $2.0 million from the same period in the prior year. The increase reflects approximately $2.0 million of Targa revenue contribution which was purchased in the forth quarter of 2007. Sales of Best Beer and IFS were flat as compared to 2007.

COST OF SALES for the quarter ended September 30, 2008 was approximately $3.2 million, an increase of $1.3 million for the same period in the prior year. The increase for the most part is attributable to Cost of Sales associated with Targa revenue which was purchased in the fourth quarter of 2007.

GROSS PROFIT  for the quarter ended September  30, 2008 was approximately
$900 thousand or 22% of sales, an increase of approximately $700 thousand from the same period last year. Targa's gross profit for the quarter ended September 30, 2008 was approximately $500 thousand or 26% of sales. Targa was purchased in the fourth quarter of 2007.

OPERATING EXPENSES of approximately $2.2 million or 53% of sales included Distribution expense of $600 thousand, Sales and Marketing of $100 thousand, General and Administrative of $1.1 million and Depreciation and Amortization of $300 thousand for the quarter ended 2008. Operating expenses increased $1.1 million from $1.1 million in the same period in 2007. Targa contributed approximately $1.0 million of the increase.

OTHER EXPENSE was approximately $1.4 million for the quarter ended September 30, 2008, a decrease of $400 thousand for the same period in 2007. The $1.4 million of other expense reflects a $2.7 million valuation reserve against the 15% ownership AIP, Inc., the Company which purchased Palermo. Other expense for the 2008 period, reflects $400 thousand of warrant interest recapture compared to warrant recapture loss of $1.5 million for the prior year period.

NET LOSS of approximately of $4.6 million reflects a loss from continuing operations of approximately $2.6 million and loss from discontinued operations of $1.9 million for the quarter ended September 30, 2008, an increased loss of approximately $2.0 million compared to the $2.6 million net loss for the same period in 2007. The increase for the most part is the loss from discontinued operations.

                                                 For the Three Months Ended
                                                     September 30, 2008
                                             ---------------------------------------      Inc/Dec
                                                          (unaudited)                   Of 2008 over
                                                         (in thousands)

                                                          % of               % of                 % of
                                               2008     Revenue    2007     Revenue    2007     Revenue
                                             --------  --------  -------   --------  -------    -------
REVENUE                                      $ 4,095      100.0  $ 2,106      100    $ 1,989      48.6
COST OF REVENUE                                3,189       77.9    1,931       91.7    1,258      30.7
                                             ------------------  ------------------  -----------------
GROSS PROFIT                                     906       22.1      175        8.3      731      17.9

OPERATING EXPENSES:
Distribution                                     610       14.9      110        5.2      500      12.2
Sales and Marketing                              117        2.9      114        5.4        3       0.1
General and Administrative                     1,136       27.7      458       21.7      678      16.6
Depreciation                                      38        0.9       --                  38       0.9
Amortization                                     258        6.3      341       16.2      (83)     (2.0)
Intangible Impairments                             -        0.0        -        0.0        -       0.0
                                             ------------------  ------------------  -----------------
TOTAL OPERATING EXPENSES                       2,159       52.7    1,023       48.6    1,136      27.7

LOSS FROM OPERATIONS                          (1,252)     (30.6)    (848)     (40.3)    (404)     (9.9)

OTHER INCOME (EXPENSE)
Interest Income                                   24        0.6        3        0.1       21       0.5
Interest Expense                                (123)      (3.0)    (428)     (20.3)    (305)      7.5
Warrants interest recapture                      442       10.8   (1,460)     (69.3)  (1,018)    (24.9)
Other Income (Expense), net                   (1,787)     (43.6)       -        0.0   (1,787)    (43.6)
                                             ------------------  ------------------  -----------------
TOTAL INCOME (EXPENSE)                        (1,443)     (35.2)  (1,885)     (89.5)  (3,089)     75.4

LOSS FROM CONTINUING OPERATIONS

BEFORE PROVISION FOR INCOME TAXES             (2,696)     (65.8)  (2,733)    (129.8)     (37)      0.9

PROVISION FOR INCOME TAX                           1        0.0        -        0.0       (1)      0.0
                                             ------------------  ------------------  -----------------
LOSS FROM CONTINUING OPERATIONS               (2,697)     (65.8)  (2,733)    (129.8)     (36)      0.9


Income(loss)from Discontinued Operations      (3,625)     (88.5)    158        7.5    (3,783)    (92.4)
                                             ------------------  ------------------  -----------------

NET (LOSS)                                   $(6,322)    (154.4) $(2,575)    (122.3) $(3,747)    (91.5)
                                             ==================  ==================  =================

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

THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE SAME PERIOD IN 2007.

REVENUE for the nine months ended September 30, 2008 was approximately $14 million, an increase of $6.8 million from the same period in the prior year. The increase reflects approximately $6.6 million of Targa revenue contribution which was purchased in the forth quarter of 2007. Sales of Best Beer and were flat as compared to 2007.

COST OF SALES for the nine months ended September 30, 2008 was approximately $13.2 million, an increase of $6.3 million for the same period in the prior year. The increase for the most part is attributable to Costs of Sales associated with Targa revenue which was purchased in the fourth quarter of 2007.

GROSS PROFIT for the nine months ended September 30, 2008 was approximately $1.7 million or 7% of sales, an increase of approximately $500 thousand from the same period last year. Targa's gross profit for the quarter ended September 30, 2008 was approximately $1.0 million or 16% of sales. Targa was purchased in the fourth quarter of 2007.

OPERATING EXPENSES of approximately $12.0 million or 81% of sales included Distribution expense of $1.5 million, Sales and Marketing of $600 thousand, General and Administrative of $5.5 million and Depreciation and Amortization of $1.0 million and impairment of PGI's goodwill and intangible assets of approximately $ 5.4 million. Operating expenses for the nine months ended September 30, 2008 increased $7.0 million from $5.0 million in the same period in 2007. Targa contributed about $1.0 million of the increase.

OTHER EXPENSE was approximately $700 thousand million for the nine months ended September 30, 2008, a decrease of $2.0 million for the same period in 2007. The $700 thousand expense reflects a $2.7 million valuation reserve against the 15% ownership AIP, Inc. the Company which purchased Palermo. Other expense for the 2008 period reflects $1.3 million of warrant interest recapture compared to warrant recapture loss of $1.5 million for the prior year period, and a reduction of $800 of interest expense compared to the prior year period.

NET LOSS of approximately of $11.8 million reflects a loss from continuing operations of approximately $11.0 million and loss from discontinued operations of $800 thousand for the nine months ended September 30, 2008, an increased loss of approximately $5.4 million compared to the $6.4 million in net loss for the same period in 2007. The increase for the most part is the $5.4 million attributable to impairment of goodwill and intangibles.

                                           For the Nine Ended September 30, 2008
                                       -------------------------------------------   Increase/Decrease
                                                          (unaudited)                    2008 over
                                             2008                   2007                   2007
                                       -------------------  ----------------------  ------------------

REVENUE                                $ 14,823      100.0  $  8,049         100    $  6,774      45.7

COST OF REVENUE                          13,110       88.4     6,810          45.9     6,300      42.5
                                       -------------------  ----------------------  ------------------

GROSS PROFIT                              1,714       11.6     1,239           8.4      (475)      3.2

OPERATING EXPENSES:
Distribution                              1,533       10.3       410           2.8     1,123       7.6
Sales and Marketing                         567        3.8       452           3.0       115       0.8
General and Administrative                3,506       23.6     3,188          21.5       318       2.1
Depreciation                                109        0.7        --                     109       0.7
Amortization                                942        6.4       730           4.9       212       1.4
Intangible Impairments                    5,341       36.0        --                   5,341      36.0
                                       -------------------  ----------------------  ------------------
TOTAL OPERATING EXPENSES                 11,997       80.9     4,780          32.2     7,217      48.7

LOSS FROM OPERATIONS                    (10,283)     (69.4)   (3,541)        (23.9)   (6,742)    (45.5)

OTHER INCOME (EXPENSE)
Interest Income                              30        0.2         9           0.1        21       0.1
Interest Expense                           (450)      (3.0)   (1,384)         (9.3)     (934)      6.3
Warrants interest recapture               1,326        8.9    (1,460)        (69.3)     (134)      0.9
Other Income (Expense), net              (1,625)     (11.0)       --          --      (1,625)    (11.0)
                                       -------------------  ----------------------  ------------------
TOTAL INCOME (EXPENSE)                     (719)      (4.8)   (2,835)        (19.1)   (2,116)     14.3


LOSS FROM CONTINUING OPERATIONS         (11,002)     (74.2)   (6,376)         43.0    (4,626)    (31.2)
BEFORE PROVISION FOR INCOME TAXES

PROVISION FOR INCOME TAX                      1        0.0                                 1      0.01
                                       -------------------  ----------------------  ------------------
LOSS FROM CONTINUING OPERATIONS         (11,003)     (74.2)   (6,376)         43.0    (17,379)  (117.2)

Income(loss)from Discontinued Operations(2,520)      (17.0)     (28)         (0.2)    (2,549)    (17.2)

                                       -------------------  ----------------------  ------------------

NET (LOSS)                             $(13,523)     (91.2) $ (6,404)         43.2  $ (19,927)   (134.4)
                                       ===================  ======================  ==================

LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2008, the Company had cash of $715,000 and working capital of $4,811,000. The Company had net losses from continuing operations of $2,697,000 and $11,004,000 for the three and nine months ended September 30, 2008, and $2,734,000 and $6,676,000 for the three and nine months ended September 30, 2007, respectively.


CASH FLOW

LIQUIDITY AND CAPITAL RESOURCES
                                             For the Nine Months Ended,
Cash Flow                                        As of September 30, 2008
                                              2008                 2007
                                        ------------------     --------------
Net Cash (Used for) for Operations      $       (2,540,294)    $   (7,601,239)
Net Cash (Used for) for Investing                  207,699         (2,839,239)
Net Cash Providing by Financing                  1,869,991         11,926,728
Effect of Exchange Rates                            12,224           (56,890)
                                        ------------------     --------------
Net Increase Cash                       $        (450,380)     $    1,429,360
                                        ==================     ==============

WORKING CAPITAL ANALYSIS

                                                                 (in thousands)
                                            September 30,        December 31,
                                                2008                 2007          Increase/Decrease
                                           ----------------      -------------    ------------------
Current Assets:

Cash                                            $      715          $     961               $   (246)
Accounts Receivable                                  2,609              3,879                 (1,269)
Notes Receivable                                     1,544              4,727                 (3,182)
Inventory                                            2,194              2,693                   (499)
Prepaid                                              1,380                694                    686
Asset held for Sale                                  3,522             15,559                (12,037)
                                           ----------------      -------------     ------------------
Total Current Assets                                11,965             28,513                (16,547)
                                           ----------------      -------------     ------------------



Current Liabilities:

Accounts Payable                                $    3,213          $   2,620          $          593
Accrued Liabilities                                    458              1,149                    (691)
Accrued Interest                                       195                279                     (84)
Line credit                                             49                  0                      49
Notes Payable                                        1,662                 73                   1,588
Shareholders Loans                                     863                630                     233
Acquisition Loans                                                       8,000                  (8,000)
Liabilities related to assets held for
Sale                                                 2,471              4,143                  (1,672)
                                           ----------------      -------------     ------------------
Total Current Liabilities                            8,911              16,895                 (7,984)
                                           ----------------      -------------     ------------------
Working Capital  (Deficit)                      $    3,055          $   11,618         $       (8,563)
                                           ================      =============     ==================

RECONCILIATION

In non-GAAP financial measure of pro forma revenues, gross profit and EBITDA below, we have excluded unaudited prior year results of Palermo, Pasani/Eco-Pac and Grupo Sur. This information is provided to present the results for three months ended and nine months ended September 30, 2008 and 2007, respectively. The financial data for these subsidiaries was internally prepared and unaudited, and have not been reviewed by our independent accountants.

EBITDA
                      Three months ended September 30,     Nine months ended September 30,
                          2008             2007                2008            2007
                       ------------    ------------        ------------    ------------

Loss from operations   $ (1,252,452)   $   (848,207)       $(10,283,350)   $ (3,540,789)
                       ------------    ------------        ------------    ------------

Adjustments

Add:

Depreciation                 37,258          15,058             107,923          42,017
Amortization                259,081         325,834             942,619         687,293
                       ------------    ------------        ------------    ------------
                            296,339         340,892           1,050,542         729,310
                       ------------    ------------        ------------    ------------
EBITDA - (deficit)         (956,113)       (507,315)         (9,232,808)     (2,811,479)
                       ============    ============        ============    ============

Working Capital of $4.8 million as of September 30 2008, reflects an increase of $1.3 million giving effect to the reclassifications to assets held for sale as of September 30, 2008 and December 31, 2007 discussed in Note 10 to the Consolidated Financial Statements. Current assets increased $ $4.8 million to $13.7 million. The increase in current assets reflects an increase of assets held for sale of $4.6 million. Accounts receivable decreased approximately $1.3 million, principally as a result of increased collection efforts combined with a short fall in sales due in part to a dislocation in physical inventory. Inventory decreased approximately $500 thousand.

Current liabilities increased approximately $3.5 million to $8.9 million. The $3.5 million increase resulted from an increase in liabilities relating to assets held for sale of $1.8 million and notes payable of $1.6 million.

On March 31, 2008, the Company sold a $1,000,000 Senior Secured Promissory Note (the "Note") to Genesis Merchant Partners, LP, a Delaware limited partnership ("Genesis"). Interest accrues on the amount of the Note at a rate of 14% per annum and is payable monthly to Genesis. The Note is secured by all assets of the Company, and had an original maturity date of September 30, 2008. The Company elected to extend the term of the loan to March 31, 2009 for a fee of $20,000. On November 3, 2008, in connection with the extension of the Note, the Company entered into a Collateral Assignment of Contracts agreement (the "Assignment"). Pursuant to the Assignment, the Company assigned to Genesis, as additional security for the obligations under the Note, the Company's rights to receive payments under (i) the promissory note in the amount of $1,000,000 made by AIP, Inc., and (ii) the settlement agreement with Pasani.

On July 10, 2007, pursuant to a Stock Purchase Agreement, the Company acquired Grupo Sur, an in store merchandising company. Subsequent to the closing of such acquisition, disputes arose among the Company, and the three former Grupo Sur shareholders who became employed by the Company in connection with the Grupo Sur acquisition. As a result of these disputes, in June 2008, the Company determined to reclassify the Grupo Sur assets and related liabilities as assets and related liabilities held for sale, and the operations of Grupo Sur as discontinued operations, and recognized in the quarter ended June 30, 2008 an impairment loss on certain intangible assets and goodwill.

On August 8, 2008, Nascent entered into a Settlement Agreement (the "Settlement Agreement"), effective June 30, 2008 (the "Settlement Date"), with Pasani, S.A. de C.V. ("Pasani") and Eco Distributing, LLC ("Eco"). On May 11, 2007, the Company entered into a Stock Purchase Agreement (the "Pasani Purchase Agreement") with Pasani, and the shareholders of Pasani, Alejandro Gutierrez Pederzini ("Mr. Pederzini") and Leticia Gutierrez Pederzini (together with Mr. Pederzini, the "Shareholders"), whereby the Company purchased (the "Acquisition") from the Shareholders 100% of the outstanding capital stock of Pasani ("Pasani Common Stock"), in exchange for a Promissory Note to the Shareholders in the principal amount of USD $1,500,000 (the "Note"). Since the execution of the Pasani Purchase Agreement, $500,000 of the principal of the Note has been paid to the Shareholders. Pursuant to the Settlement Agreement, Nascent has returned the Pasani Common Stock to the Shareholders. In addition, the remaining balance of the Note has been forgiven and the Shareholders have agreed to pay Nascent the following: (i) $500,000 in cash within 180 days of the Settlement Date, $185,000 in additional funds within 180 days of the Settlement Date and (iii) $312,451.87 (for inventory sold) within 180 days of the Settlement Date. In addition, Pasani was obligated to pay Nascent on or before September 30, 2008, $92,259.13 for products delivered to Pasani during July 2008. Such amount was paid in August, 2008. As a result of this settlement, the Company determined in August 2008 to reclassify the Pasani and Eco assets and related liabilities as assets and related liabilities held for sale, and the operations of Pasani and Eco as discontinued operations, and recognized in the quarter ended June 30, 2008 an impairment loss on certain intangible assets and goodwill.

Alejandro Pederzini and Leticia Gutierrez Pederzini the Shareholders made the initial payment at closing, however, subsequently failed to make the September 30, 2008, payment of $92,259.13. We are currently reviewing our options in order to insure that Alejandro Pederzini and Leticia Gutierrez Pederzini comply with the terms of the agreement.

On June 30 , 2008, the Company sold all of the outstanding capital stock of Palermo to AIP, Inc., a company founded by the Company's former President who was also a Director. The consideration consisted of AIP's assumption of an accounts payable note not to exceed $800,000 and a secured bank loan in the aggregate principal of $249,999.00, a note in favor of the Company in the amount of $1,000,000.00 due and payable on June 30, 2009, and fifteen percent (15%) of the outstanding equity of AIP. The value of the equity interest in AIP is fully reserved against at September 30, 2008. As a result of the sale of Palermo, the assets and related liabilities of Palermo were reclassified as held for sale at December 31, 2007, and the operations of Palermo are reported as discontinued operations for the three and nine months ended September 30, 2007 and the nine months ended September 30, 2008.

On February 13, 2008, the Company entered into a loan agreement with Cyril Capital, LLC ("Cyril") in which Cyril lent the Company $500,000. The loan was due and payable on August 14, 2008. The primary security for the loan was the Company's inventory and accounts receivable. The secondary security was the personal guarantee of Sandro Piancone, the Company's Chief Executive Officer. In the event that the loan, including interest at 8% per annum, was not repaid on August 14, 2008, a penalty of 10% would apply. However, the Company opted to extend the term of the loan by 60 days to October 14, 2008 for a fee of $20,000. On October 14, 2008, the Company extended the term of the loan again by 60 days for a fee of $20,000. During the extension period, the loan is not in default and the penalty will not apply. Interest at the base rate of 8% per annum will continue to accrue.

The Company is currently in discussions with several lending institutions for a working capital credit facility and additional financing. Management believes that the existing working capital resources and cash forecasted by management to be generated by operations, together with planned short-term and long-term borrowings, lines of credit and/or capital raised through the sale of equity or equity-based securities will be sufficient to fund operations through at least the next twelve months. However, there is no assurance that external funding will be available on terms and conditions acceptable to the Company, or at all, or that we will be successful with our operating plans. If events and circumstances occur such that the Company does not meet its current operating plans and raise sufficient external financing, the Company may be required to further reduce expenses or take other steps which could have a material adverse effect on its future performance, including but not limited to, the premature sale of some or all of its assets or product lines on undesirable terms, merger with or acquisition by another company on unsatisfactory terms, or the cessation of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in foreign currency exchange rates. We purchase some of our inventory offshore from suppliers who require payment in Euros. Additionally, a certain amount of our domestic inventory purchases are commodity priced and are subject to the volatility in pricing Our Mexican subsidiaries purchase a portion of inventory from suppliers who require payment in U.S. Dollars.

Foreign Currency Translation
-----------------------------

Our functional currency is the U.S. dollar. The functional currency of our foreign operations, generally, is the respective local currency for each foreign subsidiary. Assets and liabilities of foreign operations denominated in local currencies are translated at the spot rate in effect at the applicable reporting date. Our consolidated statements of operations are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in other income (loss) in the period in which they occur. The total impact of foreign currency items on the Consolidated Statements of Operations for the three and nine months ended September 30, 2008 were gains of approximately $249,000 and $324,000, respectively.

Item 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act.") pursuant to Rules 13a-15 and 15d-15 under the Exchange Act, as of the end of the period covered by this report.

These controls and procedures are designed to provide assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that is intended to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of September 30, 2008.

The Company has identified material weaknesses with our Mexican subsidiaries which we identified in our Annual Report on Form 10-KSB for the year ended December 31, 2007. As a result of these material weaknesses, we determined that our disclosure controls and procedures were not effective at September 30, 2008. In making this determination, we took into account the remedial actions that we are taking or planning to take with respect to these material weaknesses.

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

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time we are involved with legal proceedings, claims and litigation arising in the ordinary course of business.

On July 10, 2007, the Company entered into a Stock Purchase Agreement for the acquisition of Grupo Sur. As part of this transaction, the Company agreed to retain Grupo Sur's three former owners/managers (the "Employees"), all of whom executed employment agreements with the Company.

After the purchase of Grupo Sur closed, the Company determined that the Employees were in breach of the Stock Purchase Agreement and their employment agreements. The Employees responded that the Company's purchase of Grupo Sur never closed and that the Company failed to pay a portion of the purchase price due under the Stock Purchase Agreement. The Employees asserted that they were terminating the Stock Purchase Agreement or, alternatively, repudiating the Stock Purchase Agreement. The Employees, have withheld and refused to refund monies that the Company has paid.

The Company filed a lawsuit on August 13, 2008, against the Employees, Gregory Cowal Robbins, Francesca Wright De Cowal and Iliya Petar Zogovic Wright, in the United States District Court for the District of Nevada seeking to recover damages for: breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, and unjust enrichment and conversion. The complaint has not yet been served, and the parties continue to discuss resolution. Nascent has agreed to mediate the dispute in November.

Item 1A. RISK FACTORS

N/A

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 2,612,276 shares of Common Stock Par Value $0.001 in the quarter ended September 30, 2008 in satisfaction of liquidated damages accrued under a private placement agreement discussed elsewhere herein.

Item 3 DEFAULTS ON SENIOR SECURITIES

NONE

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

Item 5 OTHER INFORMATION

NONE

Item 6.

(a)   Exhibits

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit No.   Description
-----------   -----------

10.1 Loan Agreement with Cyril Capital, LLC dated February 13, 2008(incorporated by reference from exhibit 99.1 in Form 8-K filed on October 20, 2008)

10.2 Senior Secured Promissory Note sold to Genesis Merchant Partners, LP dated March 31, 2008 (incorporated by reference from exhibit
              99.1 in Form 8-K filed on November 7, 2008)

10.3 Collateral Assignment of Contracts to Genesis Merchant Partners, LP dated as of October 31, 2008 (incorporated by reference from exhibit 99.2 in Form 8-K filed on November 7, 2008)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                     Nascent Wine Company, Inc.

Dated: November 14, 2008             By:   /s/ Sandro Piancone
                                           ------------------------------
                                           Sandro Piancone
                                           Chief Executive Officer

Dated: November 14, 2008             By:  /s/ Peter V. White
                                          -------------------------------
                                          Chief Financial Officer and Treasurer
                                          Peter V. White
                                          (Principal Financial Officer)